Form 10-Q
period 2013-06-30
EQUAL ENERGY LTD.
filed 2013-08-08
CIK 1492832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 35,755,244 shares of our common stock, par value $0.01, outstanding.

EQUAL ENERGY LTD.

EQUAL ENERGY LTD.

GLOSSARY

AECO	a storage and pricing hub for Canadian natural gas market	mcf	thousand cubic feet of natural gas

bbl or bbls	barrels of oil	mcf per day	thousands of cubic feet of natural gas per day

bbls per day	barrels of oil per day	mmbtu	millions of British Thermal Units

boe	barrels of oil equivalent (6 mcf equivalent to 1 bbl)	mmbtu per day	millions of British Thermal Units per day

boe per day	barrels of oil equivalent per day	mmcf	millions of cubic feet of natural gas

FD&A	Finding Development & Acquisition Costs	Mwh	megawatt-hour

FDC	Future Development Costs	NGL	natural gas liquids (ethane, propane, butane and condensate)

GAAP	Generally Accepted Accounting Principles (United States)	NI 51-101	National Instrument 51-101

GORR	Gross overriding royalty	NYMEX	New York Mercantile Exchange

WTI	West Texas Intermediate (oil reference price)	Q1	first quarter of the year—January 1 to March 31

LNG	Liquefied Natural Gas	Q2	second quarter of the year—April 1 to June 30

mbbl	thousand barrels of oil	Q4	third quarter of the year—July 1 to September 30

mboe	thousands of barrels of oil equivalent	Q4	fourth quarter of the year—October 1 to December 31

In this Form 10-Q, all currency amounts are in United States dollars unless otherwise indicated. References to “CAD$” refer to Canadian dollars.

EQUAL ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(unaudited) ( in thousands)	June 30, 2013	(restated)(a) December 31, 2012
Assets
Current assets
Cash and cash equivalents	$20,428	$23,086
Accounts receivable	13,963	15,603
Prepaid expenses, deposits and other	684	931
Commodity contracts	1,303	1,453
Assets of discontinued operations	—	2,179

Total current assets	36,378	43,252
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $56.4 million and $47.4 million, respectively	155,713	146,184
Unproved	2,526	2,091

Total oil and natural gas properties	158,239	148,275
Other capital assets, net of accumulated depreciation of $1.1 million and $0.9 million, respectively	248	487

Total property, plant and equipment	158,487	148,762
Other assets	1,208	1,429
Commodity contracts	435	160
Deferred income tax asset	33,123	33,772

Total assets	$229,631	$227,375

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$15,839	$8,644
Liabilities of discontinued operations	—	5,870

Total current liabilities	15,839	14,514
Convertible debentures	42,786	45,230
Asset retirement obligation	5,003	4,746
Liabilities of discontinued operations	—	787

Total liabilities	63,628	65,277

Shareholders’ equity
Common shares, $.01 par value Unlimited authorized shares and 35,583,467 and 35,226,526 shares issued and outstanding, respectively	356	352
Additional capital	229,288	228,166
Accumulated other comprehensive loss	(102,102)	(102,163)
Retained earnings	38,461	35,743

Total shareholders’ equity	166,003	162,098

Total liabilities and shareholders’ equity	$229,631	$227,375

See accompanying notes to the consolidated financial statements.

(a)	Restated in U.S. dollars, see Note 1 for further details

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012 (restated)(a)	2013	2012 (restated)(a)
Revenues
NGL, natural gas and oil revenues	$14,748	13,714	$29,553	31,490
Gain on commodity contracts	3,491	5,132	220	5,941
Other revenue	90	—	118	—

Total revenues	$18,329	18,846	$29,891	37,431
Expenses
Production	3,529	5,283	6,984	11,268
Production taxes	923	657	1,849	1,655
General and administrative including share-based compensation	3,857	2,568	7,010	4,861
Interest expense	926	1,585	1,875	3,428
Depletion and depreciation	4,160	5,881	9,027	11,880
Amortization of deferred charges	110	109	221	218
Accretion of asset retirement obligation	99	110	200	216
Foreign exchange (gain)/loss	(1,510)	2,366	(2,480)	(405)

	12,094	18,559	24,686	33,121

Income from continuing operations before taxes	$6,235	$287	$5,205	$4,310
Taxes
Deferred tax (expense) benefit	(1,450)	1,428	(650)	480

Income/(loss) from continuing operations	$4,785	$1,715	$4,555	$4,789
Discontinued operations:
Income (loss) from discontinued operations	(39)	(1,551)	1,722	(672)

Net income	$4,746	$164	$6,277	$4,117
Other comprehensive income/(loss)
Foreign currency translation adjustment	0	1,926	61	(1,715)

Comprehensive income	$4,746	$2,090	$6,338	$2,402
Earnings per share information:
Basic earnings per share from continuing operations	0.13	0.05	0.13	0.14
Basic earnings (loss) per share from discontinued operations	0.00	(0.04)	0.05	(0.02)

Basic earnings per share	0.13	0.01	0.18	0.12
Diluted earnings per share from continuing operations	0.13	0.05	0.12	0.14
Diluted earnings (loss) per share from discontinued operations	0.00	(0.04)	0.05	(0.02)

Diluted earnings per share	0.13	0.01	0.17	0.12

See accompanying notes to the consolidated financial statements.

(a)	Restated in U.S. dollars, see Note 1 for further details.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
(unaudited) (in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2011 (restated)(a)	34,779	$348	$223,845	$(26,579)	$(99,054)	$98,560
Issue of common shares under restricted share plan	290	3	—	—	—	3
Share-based compensation before capitalization	—	—	2,570	—	—	2,570
Net income and comprehensive loss for the period	—	—	—	4,117	(1,715)	2,402

Balances at June 30, 2012 (restated)(a)	35,069	$351	$226,415	$(22,462)	$(100,769)	$103,535

Balances at December 31, 2012 (restated)(a)	35,227	$352	$228,166	$35,743	$(102,163)	$162,098
Issue of common shares under restricted share plan	356	4	—	—	—	4
Share-based compensation before capitalization	—	—	1,122	—	—	1,122
Dividend	—	—	—	(3,559)	—	(3,559)
Net Income and comprehensive income for the period	—	—	—	6,277	61	6,338

Balances at June 30, 2013	35,583	$356	$229,288	$38,461	$(102,102)	$166,003

See accompanying notes to the consolidated financial statements.

(a)	Restated in U.S. dollars, see Note 1 for further details.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(unaudited) (in thousands)	2013	2012(restated)(a)
Operating Activities
Net income	$6,277	$4,117
Net (income) / loss from discontinued operations	(1,722)	672
Depletion and depreciation	9,027	11,880
Accretion of asset retirement obligation	200	216
Share-based compensation	1,122	1,661
Amortization of deferred charges	221	218
Commodity contracts loss	(125)	(2,113)
Gain on sale of assets	(118)	—
Deferred tax (benefit) / expense	650	(480)
Foreign exchange gain	(2,480)	(405)
Change in assets and liabilities:
Accounts receivable	1,041	4,893
Prepaid expenses and other current assets	247	(210)
Accounts payable and accrued liabilities	3,961	(602)

Net cash provided by operating activities – continuing operations	18,301	19,847
Net cash (used in) / provided by operating activities – discontinued operations	(2,756)	380

Net cash provided by operating activities	15,545	20,227

Investing Activities
Property, plant and equipment additions	(14,790)	(18,929)
Proceeds on sale of property, plant and equipment	146	19,734

Net cash (used in) / provided by investing activities – continuing operations	(14,644)	805

Net cash provided by investing activities – discontinued operations	—	2,979

Net cash (used in) / provided by investing activities	(14,644)	3,784

Financing Activities
Decrease in long-term debt	—	(25,974)
Dividend	(3,559)	—

Net cash used in financing activities	(3,559)	(25,974)

Foreign exchange on financial balances	—	4

Change in cash and cash equivalents	(2,658)	(1,964)
Cash and cash equivalents, beginning of period	23,086	5,460

Cash and cash equivalents, end of period	20,428	3,496

Supplementary Cash Flow Information
Interest paid	1,494	3,434
Income tax paid	0	0

See accompanying notes to the consolidated financial statements

(a)	Restated in U.S. dollars, see Note 1 for further details.

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

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements should be read in conjunction with the Company’s financial statements included in Equal’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2013, and the Company’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2013 and 2012.

Foreign Currency Transactions

As a result of the 2012 strategic review, all of Equal’s Canadian oil and gas assets were sold in Q4 2012. Starting in January 2013, the Company changed its functional currency from the Canadian dollar to the U.S. dollar, as the Company primarily generates revenue and expends cash in U.S. dollars now. In addition, effective January 1, 2013, the Company changed its reporting currency from the Canadian dollar to the U.S. dollar. All prior periods presented have been restated to reflect the U.S. dollar as the reporting currency.

Effective January 1, 2013, transactions completed in Canadian dollars (“CAD”) are remeasured in U.S. dollars (“USD”) and resulting gains and losses are included earnings.

2. Accounts Receivable

The components of account receivable include the following:

(in thousands of dollars)	June 30, 2013	December 31, 2012
Accounts receivable – trade	$9,768	$10,731
Accounts receivable – other	4,466	5,045
Allowance for doubtful accounts	(271)	(173)

	$13,963	$15,603

3. Long-Term Debt

At June 30, 2013, the Company had a syndicated bank credit facility of CAD$125 million comprised of a CAD$105 million revolving credit facility and a CAD$20 million operating credit facility and can be drawn against in either Canadian dollars or the United States dollar equivalent. The revolving and operating credit facilities are secured with a first priority charge over the assets of Equal. The maturity date of the revolving and operating credit facilities is June 2014 and should the lenders decide not to renew the facility, the debt must be repaid by June 2015.

Interest rates and standby fees for the credit facilities are set quarterly according to a grid based on the ratio of bank debt to cash flow with the interest rates based on Canadian dollar BA (“Bankers Acceptance”) or U.S. dollar LIBOR rate plus 2.0% to 3.5%, depending on the ratio of bank debt to cash flow. For any unused balance of the credit facility, between 0.50% to 0.88% is charged as a standby fee which is recorded in interest expense. At June 30, 2013, the marginal interest rate and standby fee were 2.00% and 0.5%, respectively.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Equal is required to maintain several financial and non-financial covenants. The primary financial covenant is an interest coverage ratio of 3:1 as calculated pursuant to the terms of the credit agreement. For the three months ended June 30, 2013, the interest coverage ratio was 9:1. At June 30, 2013, Equal is in compliance with the terms and covenants of the credit facilities. At June 30, 2013, no amount was borrowed against the credit facility and the entire balance of CAD$125 million was available.

4. Convertible Debentures

On February 9, 2011, Equal issued CAD $45 million of convertible unsecured junior subordinated debentures with a face value of CAD $1,000 per debenture that mature on March 31, 2016, and bear interest at 6.75% per annum paid semi-annually on March 31 and September 30 of each year. The 6.75% convertible debentures are convertible at the option of the holder into shares at any time prior to the maturity date at a conversion price of CAD $8.73 per share.

At June 30, 2013, the Company had CAD $45 million (US $42.8 million) in face value of 6.75% convertible debentures outstanding with an estimated fair value of US $42.7 million.

5. Asset Retirement Obligation

The following table reconciles the asset retirement obligation:

	Six Months Ended June 30,
(in thousands of dollars)	2013	2012
Asset retirement obligation as of beginning of period	$4,746	$5,182
Liabilities added	58	79
Liabilities settled	(9)	(69)
Revision of estimated obligation	8	0
Accretion expense on discounted obligation	200	217

Asset retirement obligation as of end of period	$5,003	$5,409

6. Share-Based Compensation

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under the Company’s employee equity plans. Compensation cost for non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $0.8 million and $1.1 million during the three and six months ended June 30, 2013, and $0.7 million and $1.7 million during the three and six months ended June 30, 2012, respectively, for such awards. At June 30, 2013, the total compensation cost related to non-vested grants not yet recognized is approximately $3.8 million, which is expected to be recognized on a straight-line basis over the vesting period of approximately three years.

Share options

Share options granted to the Company’s directors, officers and employees, prior to May 2013, permit the holder to purchase one share at the stated exercise price. All options vest over a one to three year period and have a term of three to five years. The exercise price equaled the market price at the time of the grant. The forfeiture rate is estimated to be 16%. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant. The assumptions used to calculate compensation expense relating to the stock option awards granted in February 2013, were as follows: weighted-average expected life of the awards of four years, volatility factor of 50%, risk-free rate of 0.625% and dividend yield of 6.67%. The weighted average grant-date fair value of these options was $.71 per option. The options vest evenly over a three year period.

There is no intrinsic value of vested and exercisable options at June 30, 2013, as the exercise prices of these options are higher than the Company’s closing stock price of $4.04 at June 30, 2013.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth the non-qualified option rights activity for the three months ended June 30, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at December 31, 2012	735	$6.45	1.52
Options granted	34	2.95
Options vested	—	—
Options forfeited/expired	(239)	6.66

Options outstanding at June 30, 2013	530	$6.15	1.28

Vested and exercisable options at: June 30, 2013	360	$6.48	1.00

Restricted shares

Prior to May 2013, Equal had granted restricted shares to directors, officers, and employees. Restricted shares vest over a one to three year period and provide the holder with shares on the vesting dates of the restricted shares. Upon vesting of the restricted shares, the plan administrator automatically sells a portion of the common shares on a public stock exchange for the estimated income tax. The forfeiture rate is estimated to be 16%. The estimated value of the restricted shares is based on the trading price of the shares on the grant date.

The aggregate intrinsic value of restricted shares outstanding at June 30, 2013, is $4.8 million based on the Company’s closing stock price of $4.04.

The following table presents the status of the Company’s non-vested restricted shares as of June 30, 2013, and changes during the six months ended June 30, 2013:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value	Vest Date Intrinsic Value
Restricted shares outstanding at December 31, 2012	1,221	$4.77	—
Restricted shares granted	585	3.27	—
Restricted shares vested and exercised	(414)	5.08	1,315
Restricted shares forfeited/expired	(195)	4.21	—

Restricted shares outstanding at June 30, 2013	1,197	$4.02	—

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

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income – Continuing Operations	$4,785	1,715	$4,555	4,789
Net income (loss) – Discontinued Operations	(39)	(1,551)	$1,722	(672)

Total Net income	$4,746	164	6,277	4,117

Basic EPS:
Weighted-average common shares	35,592,904	35,045,540	$35,560,373	35,007,667
Basic EPS – Continuing Operations	$0.13	0.05	$0.13	0.14
Basic EPS – Discontinued Operations	0	(0.04)	0.05	(0.02)
Basic – Combined	$0.13	0.01	$0.18	0.12
Diluted EPS:
Weighted-average common shares	35,592,904	35,045,540	35,560,373	35,007,667
Shares contingently issuable:
Stock options	6,627	1,333	4,447	3,135
Restricted shares	1,197,137	1,531,378	974,459	1,313,078

Shares applicable to diluted	36,796,668	36,578,251	36,539,279	36,323,880

Diluted EPS – Continuing Operations	$0.13	0.05	$0.12	0.14
Diluted EPS – Discontinued Operations	(0.00)	(0.04)	0.05	(0.02)
Diluted EPS – Combined	$0.13	0.01	$0.17	0.12

For the calculation of the weighted average number of diluted shares outstanding for the three and six months ended June 30, 2013, all restricted shares were included as they were dilutive to the calculation and convertible debentures and all options, except for the 34,500 options granted in February 2013, were excluded as they were anti-dilutive.

For the calculation of the weighted average number of diluted shares outstanding for the three and six months ended June 30, 2012, all restricted shares were included as they were dilutive to the calculation and convertible debentures and all options, except for the 50,000 options granted in April 2012, were excluded as they were anti-dilutive.

8. Fair Value Measurements

Financial instruments are presented at fair value in the Company’s balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The carrying values of cash, accounts receivable, other current receivables, accounts payable, other payables and accrued expenses included in the accompanying balance sheets approximated fair value at June 30, 2013, and December 31, 2012. The fair value of the convertible debentures is disclosed in Note 4 and is based on the trading price of the debentures at the reporting date (Level 1). These assets and liabilities are not presented in the following tables.

As at June 30, 2013 and 2012, the only asset or liability measured at fair value on a recurring basis was the commodity contracts. The following tables provide fair value measurement information for such assets and liabilities as of June 30, 2013 and December 31, 2012.

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
June 30, 2013 assets (liabilities):
Commodity derivatives	$1,738	$1,738	$—	$1,738	$—

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
December 31, 2012 assets (liabilities):
Commodity contracts	$1,613	$1,613	$—	$1,613	$—

The following methods and assumptions were used to estimate the fair values in the tables above.

In determining the fair values of fixed price swaps, a discounted cash flow method is used due to the unavailability of relevant comparable market data for the Company’s exact contracts. The discounted cash flow method estimates future cash flows based on quoted forward prices for commodities and a risk-adjusted discount rate. The fair values of fixed price swaps are calculated mainly using significant observable inputs (Level 2). The Company’s calculation for each of its derivative positions is compared to the counterparty valuation for reasonableness. Equal’s convertible debentures actively trade in an established market. There were no transfers in or out of Level 1 or Level 2 measurements for the six months ended June 30, 2013, or the 12 months ended December 31, 2012. The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event of change in circumstances triggering the transfer occurs. The Company had no Level 3 financial instruments at any time during the six months ended June 30, 2013 or 2012.

9. Commodity Contracts

Equal has entered into commodity contracts to minimize the exposure to fluctuations in crude oil and natural gas prices. These commodity contracts do not qualify for hedge accounting treatment and thus are not designated as hedging instruments. At June 30, 2013, the following financial derivative contracts were outstanding:

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivative Instrument Fixed	Commodity Gas	Price (2) 3.45 (US$/mmbtu) (3.57 US$/mcf)	Volume per day (2) 2,000 mmbtu (1,932 mcf)	Period July 1, 2013 – December 31, 2013
Fixed	Gas	3.60 (US$/mmbtu) (3.73 US$/mcf)	3,000 mmbtu (2,899 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	3.61 (US$/mmbtu) (3.74 US$/mcf)	2,000 mmbtu (1,932 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	3.65 (US$/mmbtu) (3.78 US$/mcf)	2,000 mmbtu (1,932 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	3.70 (US$/mmbtu) (3.83 US$/mcf)	2,000 mmbtu (1,932 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	4.05 (US$/mmbtu) (4.19 US$/mcf)	2,000 mmbtu (1,932 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	3.99 (US$/mmbtu) (4.13 US$/mcf)	1,000 mmbtu (966 mcf)	July 1, 2013 – December 31, 2013
Fixed	Gas	4.25 (US$/mmbtu) (4.40 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.055 (US$/mmbtu) (4.20 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.10 (US$/mmbtu) (4.24 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.06 (US$/mmbtu) (4.20 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.05 (US$/mmbtu) (4.19 US$/mcf)	4,000 mmbtu (3,865 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.3425 (US$/mmbtu) (4.49 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	3.94 (US$/mmbtu) (4.08 US$/mcf)	2,000 mmbtu (1,932 mcf)	July 1, 2013 – October 31, 2013
Fixed Basis Differential (1)	Gas	Differential Fixed @ $0.20 US$/mmbtu ($0.21 US$/mcf)	7,000 mmbtu (6,763 mcf)	July 1, 2013 – December 31, 2013
Fixed Basis Differential (1)	Gas	Differential Fixed @ $0.205 US$/mmbtu ($0.212 US$/mcf)	5,000 mmbtu (4,831 mcf)	July 1, 2013 – December 31, 2013
Fixed	Oil	101.50 ($/bbl)	200 bbl	July 1, 2013 – December 31, 2013
Fixed (3)	Propane	38.22 ($/bbl)	300 bbl	July 1, 2013 – December 31, 2013
Fixed	NGL	2.00 ($/bbl)	200 bbl	July 1, 2013 – December 31, 2013

(1)	NYMEX / Southern Star (Oklahoma) basis differential.
(2)	Conversion rate of 1.0350 mmbtu per mcf.
(3)	Conway, Propane (in-well) OPIS

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The gains (losses) during the periods from the commodity contracts are summarized in the table below.

	Three Months
	Ended June 30,
(in thousands of dollars)	2013	2012
Realized gain (loss) on commodity contracts	$(391)	$1,842
Unrealized gain on commodity contracts	3,882	3,290

Net gain on commodity contracts	$3,491	$5,132

	Six Months
	Ended June 30,
(in thousands of dollars)	2013	2012
Realized gain on commodity contracts	$95	$3,828
Unrealized gain on commodity contracts	125	2,113

Net gain on commodity contracts	$220	$5,941

10. Accumulated Other Comprehensive Loss

	Three Months
	Ended June 30,
(in thousands of dollars)	2013	2012
Foreign currency translation:
Beginning accumulated foreign currency translation	$(102,102)	$(102,695)
Change in cumulative translation adjustment	—	1,926

Ending accumulated foreign currency translation	$(102,102)	$(100,769)

	Six Months
	Ended June 30,
(in thousands of dollars)	2013	2012
Foreign currency translation:
Beginning accumulated foreign currency translation	$(102,163)	$(99,054)
Change in cumulative translation adjustment	61	(1,715)

Ending accumulated foreign currency translation	$(102,102)	$(100,769)

Accumulated other comprehensive income/(loss) is comprised entirely of currency translation adjustments on the U.S. operations.

11. Cash Dividends

On November 27, 2012, Equal announced the initiation of a $0.20 per share annual dividend beginning January 1, 2013, payable at the end of each calendar quarter. A cash dividend of $0.05 per share of outstanding common stock was paid on June 28, 2013, to shareholders of record at the close of business on June 3, 2013. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The income of US $1.7 million from discontinued operations for the period ended June 30, 2013, primarily relates to post-closing adjustments and finalization of the responsible party for asset retirement obligations related to 2012 dispositions and accrual to actual adjustments related to the properties sold in 2012.

13. Contingencies

Equal is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Equal and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Equal’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to Equal’s financial position or results of operations. Actual amounts could differ materially from management’s estimates.

14. Subsequent Events

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2013, through the issuance of the financial statements. The Company did not note any reportable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information discussed in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, changes in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	risks associated with drilling oil and natural gas wells;

•	the volatility of oil and natural gas prices;

•	uncertainties in estimating oil and natural gas reserves;

•	the need to replace the oil and natural gas, we produce;

•	ability to execute our growth strategy by drilling wells as planned;

•	risks and liabilities associated with acquired properties and risks related to the integration of acquired businesses;

•	amount, nature and timing of capital expenditures, including future development costs, required to develop our undeveloped areas;

•	concentration of operations in Central Oklahoma;

•	inability to retain drilling rigs and other services;

•	risk of currency fluctuations;

•	the potential adverse effect of commodity price declines on the carrying value of our oil and natural gas properties;

•	severe or unseasonable weather that may adversely affect production and drilling;

•	availability of satisfactory oil and natural gas marketing and transportation;

•	availability and terms of capital to fund capital expenditures;

•	amount and timing of proceeds of asset sales and asset monetizations;

•	ability to fund ongoing dividends;

•	limitations on operations resulting from debt restrictions and financial covenants;

•	potential financial losses or earnings reductions from commodity derivatives;

•	potential elimination or limitation of tax incentives;

•	competition in the oil and natural gas industry;

•	risks associated with consent solicitations and proxy contests conducted by dissident stockholders;

•	general economic conditions, either internationally or domestically or in the areas where we operate;

•	inability to obtain required regulatory approvals for development activities;

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

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, and in our financial condition and liquidity since December 31, 2012, and should be read in conjunction with “Item 1. Consolidated Financial Statements” of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

In addition, the following discussion is for our continuing operations (U.S. operations) and thus does not include the results of our Canadian operations for the three and six month ended June 30, 2012.

Overview

Equal Energy Ltd. is a Calgary, Alberta based exploration and production oil and gas company, headquartered in Oklahoma City, Oklahoma, engaged in the exploration for, and acquisition development and production of, petroleum and natural gas with operations in Oklahoma. The Company also reviews new drilling opportunities and potential acquisitions in Oklahoma to supplement its exploration and development activities.

Production for both of the three and six months ending June 30, 2013, averaged approximately 6,300 boe/d and was comprised of approximately 49% natural gas, 49% NGLs and 2% crude oil. At June 30, 2013, the Company had 130 gross (110 net) producing wells, virtually all of which it operates, and approximately 80,500 gross (54,100 net) acres under lease or held by production.

Our Properties

The Company’s production comes from its Oklahoma based operations. The core area assets are located in Lincoln and Logan Counties of Oklahoma. The Company also has an inventory of minor producing assets, minor royalty interests and various exploration and exploitation prospects on undeveloped lands in Oklahoma.

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

Average Hunton production for the three months ended June 30, 2013, was 18,429 Mmcf/d of natural gas, 3,079 bbl/d of NGLs and 136 bbl/d of oil and for the six months ended June 30, 2013, production was 18,339 Mmcf/d of natural gas, 3,083 bbl/d of NGLs and 147 bbl/d of oil from a total of 110 net producing wells. At June 30, 2013, the reserve report attributed total proved reserves of 319 Mbbl of crude oil, and 74 Bcf of natural gas and 12,021 mbbl of NGLs to the Company. At December 31, 2012, the reserve report attributed total proved reserves of 268 Mbbl of crude oil, and 63 Bcf of natural gas and 8,894 mbbl of NGLs to the Company. Increase in the overall reserves estimate is primarily due to better production results, addition of proved undeveloped properties and increase in the NGL contents.

In Oklahoma, there are approximately 8,755 net undeveloped acres of land, at June 30, 2013, primarily located in Lincoln and Logan Counties.

Market Conditions

Prices of natural gas, NGLs, and oil that we produce can vary significantly which impacts our revenues and cash flows. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas, West Texas Intermediate (“WTI”) prices for crude oil, and Propane, Conway, KS prices for NGLs for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Propane, Conway, KS (US$ per bbl)	$35.88	$30.23
NYMEX natural gas (US$ per mcf) (1)	$3.88	$2.27
WTI (US$ per bbl)	$94.10	$93.43

	Six Months Ended June 30,
	2013	2012
Propane, Conway, KS (US$ per bbl)	$35.15	$36.67
NYMEX natural gas (US$ per mcf) (1)	$3.63	$2.35
WTI (US$ per bbl)	$94.26	$98.15

Based on average monthly closing prices.

(1)	Conversion rate of 1.0350 mmbtu per mcf.

Results of Operations for the three months ended June 30, 2013 and June 30, 2012

For the three months ended June 30, 2013, Equal Energy’s production was from the central Oklahoma properties. In September 2012, the Company sold all of its Northern Oklahoma assets (the “K-9 properties”). For comparability purposes, certain results of operations for the three months ended June 30, 2012, are adjusted to reflect sales of these assets as if it had occurred at January 1, 2012.

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30, (in thousands, except for boe/d)
	Central Oklahoma
	Q2 2013	Q2 2012	Change	% Change	Q2 2012 as Reported
Net Production per Day:
Oil (Bbl)	136	157	(21)	(13.5%)	169
NGL (Bbl)	3,079	3,017	62	2.1%	3,277
Natural Gas (Mcf)	18,429	18,513	(83)	(0.5%)	23,862

Total (Boe/d)	6,287	6,260	27	0.4%	7,423
Net Production:
Oil (Bbl)	12	14	(2)	(13.5%)	15
NGL (Bbl)	280	275	6	2.1%	298
Natural Gas (Mcf)	1,677	1,685	(8)	(0.5%)	2,171

Total (Boe)	572	570	2	0.4%	675
Net Sales:
Oil Sales	$1,127	$1,313	$(186)	(14.1%)	$1,412
NGL Sales	8,249	7,497	752	10.0%	8,284
Natural Gas Sales	5,372	2,925	2,447	83.7%	4,018

	$14,748	$11,735	$3,013	25.7%	$13,714
Gain (Loss) on Settled Derivatives	(391)	1,842	(2,233)	(121.2%)	1,842
Unrealized Gain (Loss) on Derivative Instruments	3,882	3,290	592	18.0%	3,290
Other Revenue	90	—	90	—	—

Total Revenues	18,329	16,867	1,462	8.7%	18,846

Average Sales Prices:
Oil (per Bbl)	$90.96	$91.66	$(0.70)	(0.8%)	$91.76
Natural Gas (per Mcf)	3.20	1.74	1.47	84.5%	1.85
NGL (per Bbl)	29.44	27.30	2.13	7.8%	27.78
Boe	$25.78	$20.60	$5.18	25.1%	$20.30
Cost and Expenses:
Production Expenses	$3,529	$4,198	$(668)	(15.9%)	$5,283
Production Taxes	$923	506	417	82.5%	657
Costs and Expenses (per Boe):
Production Expenses	$6.17	$7.37	$(1.20)	(16.3%)	$7.82
Production Taxes	$1.61	$0.89	$0.73	81.7%	$0.97
Net Producing Wells at Period End	110	121	(11)	(9.1%)	148

The following table sets forth selected operating data as reported for the periods indicated.

	Three Months Ended June 30,
	Q2 2013	Q2 2012 as reported	Change	% Change
Operating Expenses:
General and Administrative Expense	$3,857	$2,568	$1,289	50.2%
(Including Share Based Compensation)
Interest	$926	$1,585	$(659)	(41.6%)
Depletion of Oil and Gas Properties	$4,117	$5,690	$(1,573)	(27.6%)
Costs and Expenses (per Boe):
General and Administrative Expense	6.74	3.80	2.94	77.3%
(Including Share Based Compensation)
Interest	1.62	2.35	(0.73)	(31.0%)
Depletion of Oil and Gas Properties	7.20	8.42	1.23	(14.6%)
Net Producing Wells at Period End	110	148	(38)	(25.7%)

Oil Sales

Oil revenue for Central Oklahoma properties decreased $0.2 million during the second quarter of 2013, as a result of 13% decrease in daily production. The decrease in production was primarily due to normal production decline. Actual oil sales, including K-9 properties, decreased $0.3 million from the second quarter of 2012, as a result of 19% decrease in daily production.

Gas Sales

Gas revenue for Central Oklahoma properties increased $2.5 million in the second quarter of 2013, primarily due to an 85% increase in average prices without hedges, partially offset by a slight decrease in daily production. Price increases are largely consistent with the broad improvement of gas prices in the North American market. Actual gas sales, including K-9 properties, increased $1.4 million from the second quarter of 2012, primarily due to a 73% increase in average prices without hedges, partially offset by a 23% decrease in daily production.

NGL Sales

NGL revenue for Central Oklahoma properties increased $0.8 million in the second quarter of 2013, as a result of 8% increase in realized price and a 2% increase in daily production. The higher prices were largely due to increases in NGL prices at Conway, KS hub. The increase in NGL production is mainly due to the consistent trend of an increase in btu content of existing wells. Actual NGL sales, including K-9 properties were comparable to the second quarter of 2012.

Production Expenses

Production expenses for Central Oklahoma properties were $3.5 million in the second quarter of 2013 compared to $4.2 million in the second quarter of 2012. On a per unit basis, production expenses per Boe decreased from $7.37 per Boe in the second quarter of 2012 to $6.17 in second quarter of 2013. This decrease was due to various factors such as purchasing sub-pumps, instead of renting them, and a decrease in repair costs. Actual production expenses, including K-9 properties, decreased $1.8 million from the second quarter of 2012, as a result of a 15% decrease in daily production.

Production Taxes

We pay a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. These costs for Oklahoma properties were $0.9 million in the second quarter of 2013 compared to $0.5 million in the second quarter of 2012. As a percent of sales, our production taxes averaged 6.2% and 4.3% in the second quarter of 2013 and 2012, respectively. The second quarter of 2013 average production tax rate was higher than the second quarter average of 2012 primarily due to 21 older horizontal wells coming off their 48 month six percent production tax incentive, and only three new horizontal wells drilled in 2012 qualified for this tax incentive. Actual production taxes, including K-9 properties, increased $0.3 million from the second quarter of 2012, as a result of higher average production tax rate in 2013, which was partially offset by a 15% decrease in daily production.

Commodity Contracts

For the second quarter of 2013, we incurred a loss on settled derivatives of $0.4 million, compared to $1.8 million gain for the second quarter of 2012, primarily due to higher average NYMEX prices in the second quarter of 2013 compared to the second quarter of 2012.

We had an unrealized gain on derivative instruments of $3.9 million in the second quarter of 2013 compared to a $3.3 million gain in the second quarter of 2012, primarily due to higher gains on future NYMEX price strip in the second quarter of 2013 compared to the second quarter of 2012. At June 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net asset of $1.7 million, an increase of $3.9 million from the $2.2 million of net liability recorded at March 31, 2013.

General and Administrative Expense

General and administrative expense was $3.9 million for the second quarter of 2013 as compared to $2.6 million for the second quarter of 2012. The second quarter of 2013 increase of $1.3 million when compared to second quarter of 2012 was primarily due to higher personnel cost and professional expenses, including those associated with the transitioning of the company’s headquarters from Calgary to Oklahoma City and formation of, and ongoing activities of the Special Committee.

Depletion of Oil and Gas Properties

Depletion was $4.1 million, or $7.20 per Boe, in the second quarter of 2013 as compared to $5.7 million or $ 8.42 per Boe in the second quarter of 2012. The aggregate decrease in depletion expense for second quarter of 2013 compared to the second quarter of 2012 was due to the sale of K-9 properties that were included in the depletion calculation for the three months ended June 30, 2012, and a decrease in our future development and operating cost estimates to reflect the cost incurred and K-9 sale.

Interest Expense

Interest expense was $1 million in the second quarter of 2013 as compared to $1.6 million in the second quarter of 2012. The decrease of $0.6 million in interest expense primarily relates to decrease in average debt outstanding.

Income Tax Provision

The provision for income tax expense was $1.5 million in the second quarter of 2013 as compared to income tax benefit of $1.4 million in the second quarter of 2012. The effective tax rate differs from the statutory rate of 35% due to permanent differences and state taxes.

Results of Operations for the six months ended June 30, 2013 and June 30, 2012

For the six months ended June 30, 2013, Equal Energy’s production was from the central Oklahoma properties. In September 2012, the Company sold all of its Northern Oklahoma assets the K-9 properties. For comparability purposes, certain results of operations for the six months ended June 30, 2012, are adjusted to reflect sales of these assets as if it had occurred at January 1, 2012.

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30, (in thousands, except for boe/d)
	Central Oklahoma
	Q2 2013	Q2 2012	Change	% Change	Q2 2012 as Reported
Net Production per Day:
Oil (Bbl)	147	174	(27)	(15.5%)	187
NGL (Bbl)	3,083	2,932	150	5.1%	3,195
Natural Gas (Mcf)	18,339	18,266	72	0.4%	23,671

Total (Boe/d)	6,286	6,151	135	2.2%	7,327
Net Production:
Oil (Bbl)	27	32	(5)	(16.0%)	34
NGL (Bbl)	558	534	24	4.5%	581
Natural Gas (Mcf)	3,319	3,324	(5)	(0.2%)	4,308

Total (Boe)	1,138	1,119	18	1.6%	1,334

Net Sales:
Oil Sales	$2,433	$3,068	$(635)	(20.7%)	$3,310
NGL Sales	17,391	17,435	(45)	(0.3%)	19,428
Natural Gas Sales	9,729	6,461	3,268	50.6%	8,752

	$29,553	$26,964	$2,588	9.6%	$31,490
Gain (Loss) on Settled Derivatives	95	3,828	(3,733)	(97.5%)	3,828
Unrealized Gain (Loss) on Derivative Instruments	125	2,113	(1,987)	(94.1%)	2,113
Other Revenue	118	—	118	—

Total Revenues	29,891	32,905	(3,014)	(9.2%)	37,431
Average Sales Prices:
Oil (per Bbl)	$91.58	$97.01	$(5.43)	(5.6%)	$97.08
Natural Gas (per Mcf)	2.93	1.94	0.99	50.8%	2.03
NGL (per Bbl)	31.17	32.67	(1.50)	(4.6%)	33.41
Boe	$25.98	$24.09	$1.89	7.8%	$23.61
Operating Expenses:
Production Expenses	$6,984	$8,722	$(1,738)	(19.9%)	$11,268
Production Taxes	$1,849	1,329	520	39.1%	$1,655
Costs and Expenses (per Boe):
Production Expenses	$6.14	$7.79	$(1.65)	(21.2%)	$8.45
Production Taxes	$1.63	$1.19	$0.44	36.9%	$1.24
Net Producing Wells at Period End	110	121	(11)	(9.1%)	148

The following table sets forth selected operating data as reported for the periods indicated.

	Six Months Ended June 30,
	2013	2012 as reported	Change	% Change
Operating Expenses:
General and Administrative Expense	$7,010	$4,861	$2,149	44.2%
(Including Share Based Compensation)
Interest	$1,875	$3,428	$(1,553)	(45.3%)
Depletion of Oil and Gas Properties	$8,910	$11,688	$(2,778)	(23.8%)
Costs and Expenses (per Boe):
General and Administrative Expense	6.16	3.65	2.52	69.0%
(Including Share Based Compensation)
Interest	1.65	2.57	(0.92)	(35.9%)
Depletion of Oil and Gas Properties	7.83	8.76	(0.93)	(10.6)%
Net Producing Wells at Period End	110	148	(38)	(25.7%)

Oil Sales

Oil revenue for Central Oklahoma properties decreased $0.6 million during the first half of 2013, as a result of a decrease of 16% and 6% in daily production and average prices, respectively. The decrease in production was primarily due to normal production decline. The price decrease is consistent with the decrease in NYMEX West Texas Intermediate index price. Actual oil sales, including K-9 properties, decreased $0.9 million from the first half of 2012, as a result of a decrease of 22% and 6% in daily production and average prices, respectively.

Gas Sales

Gas revenue for Central Oklahoma properties increased $3.3 million in the first half of 2013, primarily due to a 51% increase in average prices without hedges and a slight increase in daily production. Price increases are largely consistent with the broad improvement of gas prices in the North American market. Actual gas sales, including K-9 properties, increased $1 million from the first half of 2012, as a result of a 44% increase in average price, which was partially offset by 23% decrease in daily production.

NGL Sales

NGL revenue for Central Oklahoma properties was comparable to the first half of 2012. Actual NGL sales, including K-9 properties, decreased $2 million from the first half of 2012, as a result of 4% and 7% decrease in daily production and average prices, respectively.

Production Expenses

Production expenses for Central Oklahoma properties were $7.0 million in the first half of 2013 as compared to $8.7 million in the first half of 2012. On a per unit basis, production expenses per Boe decreased from $7.79 per Boe in the first half of 2012 to $6.14 in first half of 2013. This decrease was due to various factors such as purchasing sub-pumps, instead of renting them, and a decrease in repair costs. Actual production expenses, including K-9 properties, decreased $4.3 million from the first half of 2012, as a result of a 14% decrease in daily production.

Production Taxes

We pay a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. These costs for Oklahoma properties were $1.8 million in the first half of 2013 as compared to $1.3 million in the first half of 2012. As a percent of sales, our production taxes were 6.2% and 4.9% in the first half of 2013 and 2012, respectively. The first half of 2013 average production tax rate was higher than the first half average of 2012 primarily due to 21 older horizontal wells coming off their 48 month six percent production tax incentive, and only three new horizontal wells drilled in 2012 qualified for this tax incentive. Actual production taxes, including K-9 properties, increased $0.2 million from the first half of 2012, as a result of higher average production tax rate in 2013, which was partially offset by a 14% decrease in daily production.

Commodity Contracts

For the first half of 2013, we incurred a gain on settled derivatives of $0.1 million, compared to $3.8 million gain for the first half of 2012, primarily due to higher average NYMEX prices in the first half of 2013 compared to the first half of 2012.

We had an unrealized gain on derivative instruments of $.1 million in the first half of 2013 compared to a $2.1 million gain in the first half of 2012, primarily due to higher average NYMEX prices in the first half of 2013 compared to the first half of 2012. At June 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net asset of $1.7 million, an increase of $0.1 million from the $1.6 million net asset recorded as of December 31, 2012.

General and Administrative Expense

General and administrative expense was $7.0 million for the first half of 2013 as compared to $4.9 million for the first half of 2012. The first half of 2013 increase of $2.1 million when compared to first quarter of 2012 was primarily due to higher base salaries, bonuses and benefits and higher legal and professional expenses, including those associated with the transitioning of the company’s headquarters from Calgary to Oklahoma City and formation of, and ongoing activities of the Special Committee. As a result of relocation of our corporate headquarter to the US, we increased staffing in the geology departments.

Depletion of Oil and Gas Properties

Depletion was $8.9 million, or $7.83 per Boe, in the first half of 2013 compared to $11.6 million, or $8.76 per Boe, in the first half of 2012. The aggregate decrease in depletion expense for the first half of 2013 compared to the first half of 2012 was due to the sale of K-9 properties that were included in the depletion calculation for the first half of 2012, and a decrease in our future development and operating cost estimates to reflect the cost incurred and K-9 sale.

Interest Expense

Interest expense was $1.9 million in the first half of 2013 as compared to $3.4 million in the first half of 2012. The decrease of $1.5 million in interest expense primarily relates to decrease in average debt outstanding.

Income Tax Provision

The provision for income tax expense was $0.7 million in the first half of 2013 as compared to income tax benefit of $0.5 million in the first half of 2012. The effective tax rate differs from the statutory rate of 35% due to permanent differences and state taxes.

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

Reconciliation of adjusted earnings:

Management believes adjusted earnings may be useful to certain investors and analysts who adjust reported earnings for items that obscure underlying fundamentals of the Company. Adjusted earnings exclude certain items that management believes affect the comparability of operating results.

	Three Months Ended June 30,
	2013	2012
Net Income	$4,746	$164
After tax adjustments, except for discontinued operations:
Unrealized gain on commodity contracts	(2,407)	(2,040)
Gain on sale of assets	(56)	—
Unrealized (gain) loss on foreign exchange	(936)	7
Discontinued operations	39	1,551

Adjusted Earnings (Loss) (Non-GAAP)	$1,386	$(318)

Net Income per Common Share—Diluted (GAAP)	$0.13	$0.01
Adjustments:
Unrealized gain on commodity contracts	(0.07)	(0.06)
Gain on sale of assets	—	—
Unrealized (gain) loss on foreign exchange	(0.03)	—
Discontinued operations	—	0.04

Adjusted Earnings (Loss) Per Share—Diluted (Non-GAAP)	$0.03	$(0.01)

	Six Months Ended June 30,
	2013	2012
Net Income	$6,277	$4,117
After tax adjustments, except for discontinued operations:
Unrealized gain on commodity contracts	(78)	(1,309)
Gain on sale of assets	(73)	—
Unrealized gain on foreign exchange	(1,538)	(90)
Discontinued operations	(1,722)	672

Adjusted Earnings (Non-GAAP)	$2,867	$3,390

Net Income per Common Share—Diluted (GAAP)	$0.17	$0.12
Adjustments:
Unrealized gain on commodity contracts	(0.00)	(0.04)
Gain on sale of assets	(0.00)	(0.00)
Unrealized gain on foreign exchange	(0.04)	(0.00)
Discontinued operations	(0.05)	0.02

Adjusted Earnings Per Share—Diluted (Non-GAAP)	$0.08	$0.10

LIQUIDITY & CAPITAL RESOURCES

Development activities and acquisitions may be funded internally through cash flow or through external sources such as debt or the issuance of equity. The Company finances its operations and capital activities primarily with funds generated from operating activities, but also through the issuance of shares, debentures and borrowing from its credit facility. The Company believes its sources of cash, including bank debt and funds from operations, will be sufficient to fund its operations and anticipated capital expenditure program in 2013. Equal’s ability to fund its operations will also depend upon operating performance and is subject to commodity prices and other economic conditions which may be beyond its control. The Company will monitor commodity prices and adjust the 2013 capital expenditure program to stay within its means. The Company operates all of its drilling programs and as a result, can control the pace and targets of its capital spending to react quickly to changes in cash flow to ensure ongoing financial flexibility.

Equal’s capital structure at June 30, 2013, is as follows:

	June 30, 2013
Capitalization (in thousands of dollars, except percentages)	Amount	%
Working capital surplus (1)	$23,550	11%
Convertible debentures	42,786	22%
Shares issued, at market (2)	143,894	67%

Total capitalization	$210,230	100%

(1)	See working capital discussion below
(2)	The market price of Equal’s shares on June 30, 2013 was $4.04 per share.

	2013	2012
Cash provided by operating activities – continuing operations	$18,301	$19,847
Cash (used in) / provided by operating activities – discontinued operations	(2,756)	380

Cash provided by operating activities	$15,545	$20,227

Cash (used in) / provided by investing activities – continuing operations	$(14,644)	$805
Cash provided by investing activities – discontinued operations	—	2,979

Cash (used in) / provided by investing activities	$(14,644)	$3,784

Cash used in financing activities	$(3,559)	$(25,974)

For the six months ended June 30, 2013, cash provided by operating activities has decreased to $15.5 million from $20.2 million for the six months ended June 30, 2012, primarily due to adjustments related to the discontinued operations. Cash used in investing activities was $14.6 million for the six months ended June 30, 2013 as compared to cash provided by investing activities of $3.8 million for the six months ended June 30, 2012, primarily due to sale of properties in the first half of 2012. At June 30, 2013, the cash used in financing activities was $3.6 million due to the payment of dividends as compared to cash used in financing activities of $26.0 million for the six months ended June 30, 2012, due to payments on the bank credit facility.

Long-term Debt

Other than the convertible debentures described below under “Convertible Debentures”, at June 30, 2013, Equal did not have any outstanding long-term debt. The Company‘s syndicated bank credit facility was CAD$125.0 million and is comprised of a CAD$105.0 million revolving credit facility and a CAD$20.0 million operating credit facility which is secured against the borrowing base of the Oklahoma assets and can be borrowed against in either Canadian dollars or the United States dollar equivalent.

Working Capital

The adjusted working capital and net debt, debt less adjusted working capital, was $19.2 million and $23.5 million at June 30, 2013, respectively, and $31.0 million and $14.3 million at December 31, 2012, respectively. This decrease in adjusted working capital was primarily due to cash used for operations, discontinued operations and commodity contracts.

Working Capital (in thousands of dollars)	June 30, 2013	December 31, 2012
Current assets	(36,378)	(43,252)
Current liabilities	15,839	14,514
Current asset related to commodity contracts	1,303	1,453
Discontinued operations	—	(3,691)

Adjusted working capital	(19,236)	(30,976)
Convertible debentures	42,786	45,230

Net debt (debt less adjusted working capital)	23,550	14,254

Convertible Debentures

As at June 30, 2013 and 2012, Equal had CAD$45.0 million of 6.75% convertible debentures (EQU.DB.B) outstanding. The 6.75% convertible debentures are convertible into common shares of Equal and have a conversion price of CAD$8.73 per common share. Each CAD$1,000 principal amount of EQU.DB.B debentures is convertible into Equal’s common share. Total outstanding amount is convertible into approximately 5.2 million Equal common shares and matures on March 31, 2016.

Equity Information

Equal is capitalized through a combination of common shares and convertible debt. Equal also has common shares outstanding under its option plan and restricted share plan. The following table outlines the outstanding equity instruments:

Outstanding Equity Data as at (in thousands of dollars)	June 30, 2013	December 31, 2012
Shares	35,583	35,227
Share options	530	735
Restricted shares	1,197	1,221
6.75% convertible debentures ($1,000 per debenture) CAD	45,000	45,000

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under the Company’s employee equity plans.

OUTLOOK

Equal continues to budget 2013 cash flow of $33 million based on expected production growth and expected decline in general and administrative expenses in the second half of 2013, compared with the first half, and benchmark prices of $0.90 per gallon Conway propane, $3.90 NYMEX natural gas and $90 WTI crude in the second half of 2013. For the remainder of 2013, the company plans to maintain a balanced and prudent approach by:

•	Maintaining Equal’s strong balance sheet (net debt to cash flow less than 1:1) and protecting the dividend

•	Staying focused on cost management and efficient execution of the 12 well drilling program

•	Preparing to test one or two oil play concepts on held by production acreage in late 2013 or early 2014

•	Increasing the acreage acquisition program in our Central Oklahoma area of focus

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

Impairment of Oil and Gas Properties

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment is recognized. If natural gas or NGL prices decrease from levels used in our reserve report at June 30, 2013, we may incur full-cost ceiling write-downs, or additional DD&A, related to our oil and gas properties in future periods.

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

Equal’s most significant market risk relates to the prices it receives for its natural gas and NGL production. Oil represents only 2% of total production so volatility of oil prices has a small effect. Due to the historical price volatility of these commodities, Equal periodically has entered into natural gas and oil derivative arrangements, and expects in the future to enter into, derivative arrangements for the purpose of reducing the variability of natural gas and NGL prices Equal receives for its production. The Company’s credit facility limits its ability to enter into derivative transactions for a maximum term of 3 years and up to 65% of expected production volumes. At June 30, 2013, approximately 50% of the Company’s production was hedged with various counter parties.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At June 30, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps for natural gas and a fixed price swap for oil, which are described below:

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

The Company records all derivative contracts at fair value, which reflects changes in commodity prices. Changes in fair values of the Company’s derivative contracts are recognized as unrealized gains and losses in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price. For further details regarding our derivative contracts please refer to Note 9 — Commodity Contracts under Item 1 in this Quarterly Report.

The following sensitivities show the result to pre-tax net income for three months ended June 30, 2013 related to commodity contracts of the respective changes in crude oil, natural gas and fixed basis differential.

	Increase (decrease) to pre-tax net income
(in thousands of dollars)	Decrease in market price ($1.00 per bbl and $0.50 per mcf)	Increase in market price ($1.00 per bbl and $0.50 per mcf)
Crude oil derivative contracts	143	(143)
Natural gas derivative contracts	7,497	(7,497)

	Decrease in differential price ($0.02 per mcf)	Increase in differential price ($0.02 per mcf)
Fixed basis differential contracts	(88)	88

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

A default by the Company under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allows the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the Company’s senior credit facility. As of June 30, 2013, the counterparties to the Company’s open derivative contracts consisted of 4 financial institutions, 2 of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under derivative contracts.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term changes in market interest rates as its interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the LIBOR rate. The Company had no outstanding variable rate debt as of June 30, 2013. Equal has no interest rate derivative contracts outstanding at June 30, 2013.

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

It should be noted that while the Company’s principal executive officer and principal financial officer believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.3	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.4	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUAL ENERGY LTD.

August 8, 2013	By:	/s/ DON KLAPKO
Don Klapko President and Chief Executive Officer

August 8, 2013	By:	/s/ SCOTT SMALLING
Scott Smalling Senior Vice President, Finance and CFO