Form 10-Q
period 2013-09-30
EQUAL ENERGY LTD.
filed 2013-11-07
CIK 1492832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34759

EQUAL ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0533758
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	73142
(Address of principal executive offices)	(Zip code)

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

As of November 4, 2013, there were 35,806,337 shares of our common stock, par value $0.01, outstanding.

EQUAL ENERGY LTD.

EQUAL ENERGY LTD.

GLOSSARY

Oil and Natural Gas Liquids		Natural Gas

NGLs	natural gas liquids	mcf	thousand cubic feet of natural gas

bbls	barrels	MMcf	million cubic feet of natural gas

Mbbl	thousand barrels	Bcf	Billion cubic feet of natural gas

MMbbl	millions of barrels of oil	mcf/d	thousand cubic feet of natural gas per day

bbls/d	barrels per day	MMcf/d	million cubic feet of natural gas per day

		mmbtu	millions of British Thermal Units

Oil Equivalents (6 mcf:1 boe)

boe	barrels of oil equivalent

Mboe	thousands of barrels of oil equivalent

MMboe	millions of barrels of oil equivalent

boe/d	barrels of oil equivalent per day

Mboe/d	thousands of barrels of oil equivalent per day

In this Form 10-Q, all currency amounts are in United States dollars unless otherwise indicated. References to “CAD$” refer to Canadian dollars.

EQUAL ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands)	September 30, 2013	December 31, 2012(a)
Assets
Current assets
Cash and cash equivalents	$16,850	$23,086
Accounts receivable	14,855	15,603
Prepaid expenses, deposits and other	412	931
Commodity contracts	991	1,453
Assets of discontinued operations	—	2,179

Total current assets	33,108	43,252
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $60.7 million and $47.4 million, respectively	160,303	146,184
Unproved	3,436	2,091

Total oil and natural gas properties	163,739	148,275
Other capital assets, net of accumulated depreciation of $1.1 million and $0.9 million, respectively	216	487

Total property, plant and equipment	163,955	148,762
Other assets	1,099	1,429
Commodity contracts	223	160
Deferred income tax asset	30,305	33,772

Total assets	$228,690	$227,375

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$15,684	$8,644
Liabilities of discontinued operations	—	5,870

Total current liabilities	15,684	14,514
Convertible debentures	43,677	45,230
Asset retirement obligation	5,128	4,746
Liabilities of discontinued operations	—	787

Total liabilities	64,489	65,277

Shareholders’ equity
Common shares, $.01 par value Unlimited authorized shares, and 35,806,337 and 35,226,526 shares issued and outstanding, respectively	358	352
Additional paid-in capital	230,140	228,166
Accumulated other comprehensive loss	(102,102)	(102,163)
Retained earnings	35,805	35,743

Total shareholders’ equity	164,201	162,098

Total liabilities and shareholders’ equity	$228,690	$227,375

(a)	Restated in U.S. dollars, see Note 1 for further details

See accompanying notes to the consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012(a)	2013	2012(a)
Revenues
NGL, natural gas and oil revenues	$17,215	14,739	$46,767	46,229
Gain/(loss) on commodity contracts	(625)	(2,881)	(406)	3,060
Other revenue	2	—	120	—
Total revenues	16,592	11,858	46,481	49,289
Expenses
Production	3,577	5,461	10,560	16,728
Production taxes	1,003	1,215	2,852	2,870
General and administrative including share-based compensation	3,716	2,419	10,726	7,280
Interest expense	850	1,401	2,725	4,829
Depletion and depreciation	4,368	5,803	13,394	17,682
Amortization of deferred charges	110	110	331	327
Accretion of asset retirement obligation	102	95	302	310
Gain on sale of assets	—	(36,234)	—	(36,234)
Transaction cost on asset acquisition / disposal	—	442	—	442
Foreign exchange (gain)/loss	921	(3,917)	(1,559)	(4,321)
Total expenses	14,647	(23,205)	39,331	9,913
Income from continuing operations before taxes	1,945	35,063	7,150	39,376
Taxes
Deferred tax (expense) benefit	(2,818)	3,763	(3,469)	4,242
Income/(loss) from continuing operations	($873)	$38,826	$3,681	$43,618
Discontinued operations:
Income from discontinued operations	6	3,364	1,729	2,692
Net income (loss)	($867)	$42,190	$5,410	$46,310
Other comprehensive income/(loss)
Foreign currency translation adjustment gain/(loss)	—	(6,568)	61	(8,283)
Comprehensive income/(loss)	($867)	$35,622	$5,471	$38,027
Earnings per share information:
Basic earnings/(loss) per share from continuing operations	(0.02)	1.11	0.10	1.24
Basic earnings per share from discontinued operations	0.00	0.09	0.05	0.08
Basic earnings/(loss) per share	(0.02)	1.20	0.15	1.32
Diluted earnings/(loss) per share from continuing operations	(0.02)	0.94	0.10	1.09
Diluted earnings per share from discontinued operations	0.00	0.08	0.05	0.07
Diluted earnings/(loss) per share	(0.02)	1.02	0.15	1.16

(a)	Restated in U.S. dollars, see Note 1 for further details.

See accompanying notes to the consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2011 (restated)(a)	34,779	$348	$223,845	$(26,579)	$(99,054)	$98,560
Issue of common shares under restricted share plan	301	4	—	—	—	4
Share-based compensation before capitalization	—	—	3,171	—	—	3,171
Net income and comprehensive loss for the period	—	—	—	46,310	(8,283)	38,027

Balances at September 30, 2012	35,080	$352	$227,016	$19,731	$(107,337)	$139,762

Balances at December 31, 2012 (restated)(a)	35,227	$352	$228,166	$35,743	$(102,163)	$162,098
Issue of common shares under restricted share plan	579	6.	—	—	—	6
Share-based compensation before capitalization	—	—	1,974	—	—	1,974
Dividend	—	—	—	(5,348)	—	(5,348)
Net Income and comprehensive income for the period	—	—	—	5,410	61	5,471

Balances at September 30, 2013	35,806	$358	$230,140	$35,805	$(102,102)	$164,201

(a)	Restated in U.S. dollars, see Note 1 for further details.

See accompanying notes to the consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(unaudited) (in thousands)	2013	2012(a)
Operating Activities
Net income	5,410	46,310
Net income from discontinued operations	(1,729)	(2,692)
Depletion and depreciation	13,394	17,682
Accretion of asset retirement obligation	302	310
Share-based compensation	1,974	2,468
Amortization of deferred charges	331	327
Commodity contracts loss	399	2,059
Gain on sale of assets	(120)	(36,234)
Deferred tax (benefit) / expense	3,469	(4,242)
Foreign exchange gain	(1,559)	(4,189)
Cash paid on asset retirement obligations	—	(46)
Transaction cost on asset acquisition / disposition	—	442
Change in assets and liabilities:
Accounts receivable	160	6,101
Prepaid expenses and other current assets	519	319
Accounts payable and accrued liabilities	3,750	(7,079)

Net cash provided by operating activities – continuing operations	26,300	21,536
Net cash (used in) / provided by operating activities – discontinued operations	(2,749)	8,630

Net cash provided by operating activities	23,551	30,166

Investing Activities
Property, plant and equipment additions	(24,600)	(23,156)
Proceeds on sale of property, plant and equipment	161	58,538

Transaction cost on asset acquisition / disposition	—	(439)

Net cash (used in) / provided by investing activities – continuing operations	(24,439)	34,943

Net cash (used in) provided by investing activities – discontinued operations	—	250

Net cash (used in) / provided by investing activities	(24,439)	35,193

Financing Activities
Decrease in long-term debt	—	(63,651)
Dividend	(5,348)	—

Net cash (used in) provided by financing activities	(5,348)	(63,651)

Foreign exchange on financial balances	—	(127)

Change in cash and cash equivalents	(6,236)	1,581
Cash and cash equivalents, beginning of period	23,086	5,460

Cash and cash equivalents, end of period	16,850	7,041

Supplementary Cash Flow Information
Interest paid	2,225	4,835
Income tax paid	—	—

(a)	Restated in U.S. dollars, see Note 1 for further details.

See accompanying notes to the consolidated financial statements

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Equal Energy Ltd. (“Equal” or the “Company”) is a publicly listed company whose common shares trade on both the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol EQU. Equal is engaged in the exploration, development and production of Natural Gas Liquids (“NGLs”), natural gas and oil in the United States and conducts many of its activities jointly with others. These financial statements reflect only the Company’s proportionate interest in such activities.

As required by Rule 3b-4(c) of the United States Securities Exchange Act of 1934, as amended, and Rule 405 of the United States Securities Act of 1933, as amended, Equal has adopted generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial reporting.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the Company’s financial statements included in Equal’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013. The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2013, and the Company’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012.

Foreign Currency Transactions

As a result of the 2012 strategic review, all of Equal’s Canadian oil and gas assets were sold in Q4 2012. Starting in January 2013, the Company changed its functional currency from the Canadian dollar to the U.S. dollar, as the Company primarily generates revenue and expends cash in U.S. dollars. In addition, effective January 1, 2013, the Company changed its reporting currency from the Canadian dollar to the U.S. dollar. All prior periods presented have been restated to reflect the U.S. dollar as the reporting currency.

Effective January 1, 2013, transactions completed in Canadian dollars (“CAD”) are remeasured in U.S. dollars (“USD”) and resulting gains or losses are included in earnings.

2.	Accounts Receivable

The components of account receivable include the following:

(in thousands of dollars)	September 30, 2013	December 31, 2012(a)
Accounts receivable – trade	$10,203	$10,731
Accounts receivable – other	4,839	5,045
Allowance for doubtful accounts	(187)	(173)

	$14,855	$15,603

(a)	restated in U.S. dollars, see Note 1 for further details

3.	Long-Term Debt

At September 30, 2013, the Company had a syndicated bank credit facility of CAD$125 million comprised of a CAD$105 million revolving credit facility and a CAD $20 million operating credit facility and can be drawn against in either Canadian dollars or the United States dollar equivalent. The revolving and operating credit facilities are secured with a first priority charge over the assets of Equal. The maturity date of the revolving and operating credit facilities is June 2014 and should the lenders decide not to renew the facility, the debt must be repaid by June 2015.

Interest rates and standby fees for the credit facilities are set quarterly according to a grid based on the ratio of bank debt to cash flow with the interest rates based on Canadian dollar BA (“Bankers Acceptance”) or U.S. dollar LIBOR rate plus 2.0% to 3.5%, depending on the ratio of bank debt to cash flow. For any unused balance of the credit facility, 0.50% to 0.88% is charged as a standby fee which is recorded in interest expense. At September 30, 2013, the marginal interest rate and standby fee were 2.0% and 0.5%, respectively.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Equal is required to maintain several financial and non-financial covenants. The primary financial covenant is an interest coverage ratio of 3:1 as calculated pursuant to the terms of the credit agreement. For the three months ended September 30, 2013, the interest coverage ratio was 7:1. At September 30, 2013, Equal was in compliance with the terms and covenants of the credit facilities. At September 30, 2013, no amount was borrowed against the credit facility and the entire balance of CAD $125 million was available.

4.	Convertible Debentures

On February 9, 2011, Equal issued CAD $45 million of convertible unsecured junior subordinated debentures with a face value of CAD $1,000 per debenture that mature on March 31, 2016, and bear interest at 6.75% per annum paid semi-annually on March 31 and September 30 of each year. The 6.75% convertible debentures are convertible at the option of the holder into shares at any time prior to the maturity date at a conversion price of CAD $8.64 per share.

At September 30, 2013, the Company had CAD $45 million (US $43.7 million) in face value of 6.75% convertible debentures outstanding with an estimated fair value of US $43.9 million.

5.	Asset Retirement Obligation

The following table reconciles the asset retirement obligation:

	Nine Months Ended September 30,
(in thousands of dollars)	2013	2012(a)
Asset retirement obligation as of beginning of period	$4,746	$5,180
Liabilities added	83	79
Liabilities settled	(9)	(46)
Revision of estimated obligation	6	(881)
Accretion expense on discounted obligation	302	310

Asset retirement obligation as of end of period	$5,128	$4,642

(a)	restated in U.S. dollars, see Note 1 for further details

6.	Share-Based Compensation

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under the Company’s employee equity plans. Compensation cost for non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $0.85 million and $2.0 million during the three and nine months ended September 30, 2013, and $0.6 million and $3.1 million during the three and nine months ended September 30, 2012, respectively, for such awards. At September 30, 2013, the total compensation cost related to non-vested grants not yet recognized was approximately $2.5 million, which is expected to be recognized on a straight-line basis over the vesting period of approximately 2.5 years.

Stock Options

Stock options granted to the Company’s directors, officers and employees prior to May 2013, permit the holder to purchase one share at the stated exercise price. All options vest over a one to three year period and have a term of three to five years. The exercise price equaled the market price at the time of the grant. The forfeiture rate is estimated to be 16%. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant. The assumptions used to calculate compensation expense relating to the stock option awards granted in February 2013, were as follows: weighted-average expected life of the awards of four years, volatility factor of 50%, risk-free rate of 0.625% and dividend yield of 6.67%. The weighted average grant-date fair value of these options was $0.71 per option. The options vest evenly over a three year period.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There was an intrinsic value of $1,500 of vested and exercisable options at September 30, 2013, as the exercise prices of these options were lower than the Company’s closing stock price of $4.71 at September 30, 2013.

The following table sets forth the non-qualified option rights activity for the nine months ended September 30, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Options outstanding at December 31, 2012	735	$6.45	1.52
Options granted	34	2.95
Options exercised	—	—
Options forfeited/expired	(478)	6.25

Options outstanding at September 30, 2013	291	$6.42	1.50

Vested and exercisable options at:
September 30, 2013	170	$6.72	1.00

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

The aggregate intrinsic value of restricted shares outstanding at September 30, 2013, was $4.4 million based on the Company’s closing stock price of $4.71.

The following table presents the status of the Company’s non-vested restricted shares as of September 30, 2013, and changes during the nine months ended September 30, 2013:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value	Vest Date Intrinsic Value
Restricted shares outstanding at December 31, 2012	1,221	$4.77	—
Restricted shares granted	585	3.27	—
Restricted shares vested and exercised	(598)	3.98	2,145
Restricted shares forfeited/expired	(267)	4.98	—

Restricted shares outstanding at September 30, 2013	941	$3.92	—

7.	Earnings Per Share

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

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (loss)—Continuing Operations	(873)	38,826	3,681	43,618
Net Income—Discontinued Operations	6	3,364	1,729	2,692

Total Net Income (loss)	(867)	42,190	5,410	46,310

Basic EPS:
Weighted-average common shares	35,718,536	35,077,140	35,613,673	35,030,994
Basic EPS—Continuing Operations	(0.02)	1.11	0.10	1.24
Basic EPS—Discontinued Operations	0.00	0.09	0.05	0.08
Basic EPS—Combined	(0.02)	1.20	0.15	1.32
Net Income (loss)	(873)	38,826	3,681	43,618
Plus: Income impact of assumed conversion
Interest on 6.75 convertible debentures	—	473	—	1,406
Income (loss) after effect of assumed conversion	(873)	39,299	3,681	45,023
Weighted-average common shares	35,718,536	35,077,140	35,613,673	35,030,994
Plus: incremental shares from assumed conversion
Options	—	5,970	7,074	4,630
Convertible debentures	—	5,000,000	—	5,000,000
Restricted shares	—	1,570,379	804,898	1,363,703

Shares after dilution impact	35,718,536	41,653,489	36,425,645	41,399,327

Diluted EPS—Continuing Operations	(0.02)	0.94	0.10	1.09
Diluted EPS—Discontinued Operations	0.00	0.08	0.05	0.07
Diluted EPS—Combined	(0.02)	1.02	0.15	1.16

(a)	Restated in U.S. dollars, see Note 1 for further detail

For the calculation of the weighted average number of diluted shares outstanding for the three months ended September 30, 2013, all restricted shares and stock options were anti-dilutive due to the net loss in the current quarter. For the nine months ended September 30, 2013, all restricted shares were included as they were dilutive to the calculation whereas convertible debentures and all stock options, except for the 34,500 stock options granted in February 2013, were excluded as they were anti-dilutive.

For the calculation of the weighted average number of diluted shares outstanding for the three and nine months ended September 30, 2012, all restricted shares and convertible debentures were included as they were dilutive to the calculation whereas all stock options, except for the 50,000 stock options granted in April 2012, were excluded as they were anti-dilutive.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Fair Value Measurements

Financial instruments are presented at fair value in the Company’s balance sheets. To estimate fair values of financial instruments, the Company utilizes three levels of input: Level 1, defined as observable inputs for identical instruments such as quoted prices in active markets; Level 2, defined as inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Due to the unavailability of relevant comparable market data for the Company’s fixed price swaps, the discounted cash flow method is used to estimate fair values by discounting future cash flows based on quoted forward prices for commodities and a risk-adjusted discount rate. Such fair value calculation is then compared to the counterparty valuation for reasonableness.

The carrying values of cash, accounts receivable, other current receivables, accounts payable, other payables and accrued expenses included in the accompanying balance sheets approximated fair value at September 30, 2013, and December 31, 2012. The fair value of the convertible debentures is disclosed in Note 4 and is based on the trading price of the debentures at the reporting date (Level 1). These assets and liabilities are not presented in the following tables.

The only asset or liability measured at fair value on a recurring basis is the commodity contracts. The following tables provide fair value measurement information for commodity derivatives as of September 30, 2013 and December 31, 2012.

		Total	Fair Value Measurements Using:
	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
September 30, 2013 assets (liabilities):
Commodity derivatives	$1,214	$1,214	$—	$1,214	$—

		Total	Fair Value Measurements Using:
	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
December 31, 2012 assets (liabilities):
Commodity contracts	$1,613	$1,613	$—	$1,613	$—

Equal’s convertible debentures actively trade in an established market. There were no transfers in or out of Level 1 or Level 2 measurements for the nine months ended September 30, 2013, or the 12 months ended December 31, 2012. The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event triggering the transfer occurs. The Company had no Level 3 financial instruments at any time during the nine months ended September 30, 2013 or 2012.

9.	Commodity Contracts

To minimize the exposure to fluctuations in crude oil and natural gas prices, Equal periodically enters into commodity contracts including fixed price swaps, basis swaps equal to approximately 80% of our natural gas production and approximately 21% of our oil and NGL production. Such commodity contracts do not qualify for hedge accounting treatment and thus are not designated as hedging instruments. As of September 30, 2013, Equal had financial derivative contracts outstanding with four counterparties. The gains (losses) on the commodity contracts during the periods are summarized in the table below.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Derivative Instrument	Commodity	Price (2)	Volume per day (2)	Period
Fixed	Gas	3.45 (US$/mmbtu) (3.57 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	3.60 (US$/mmbtu) (3.73 US$/mcf)	3,000 mmbtu (2,899 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	3.61 (US$/mmbtu) (3.74 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	3.65 (US$/mmbtu) (3.78 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	3.70 (US$/mmbtu) (3.83 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	4.05 (US$/mmbtu) (4.19 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	3.99 (US$/mmbtu) (4.13 US$/mcf)	1,000 mmbtu (966 mcf)	October 1, 2013 – December 31, 2013
Fixed	Gas	4.25 (US$/mmbtu) (4.40 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.055 (US$/mmbtu) (4.20 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.10 (US$/mmbtu) (4.24 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.06 (US$/mmbtu) (4.20 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.05 (US$/mmbtu) (4.19 US$/mcf)	4,000 mmbtu (3,865 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	4.3425 (US$/mmbtu) (4.49 US$/mcf)	2,000 mmbtu (1,932 mcf)	January 1, 2014 – December 31, 2014
Fixed	Gas	3.94 (US$/mmbtu) (4.08 US$/mcf)	2,000 mmbtu (1,932 mcf)	October 1, 2013 – October 31, 2013
Fixed Basis Differential (1)	Gas	Differential Fixed @ $0.20 US$/mmbtu ($0.21 US$/mcf)	7,000 mmbtu (6,763 mcf)	October 1, 2013 – December 31, 2013
Fixed Basis Differential (1)	Gas	Differential Fixed @ $0.205 US$/mmbtu ($0.212 US$/mcf)	5,000 mmbtu (4,831 mcf)	October 1, 2013 – December 31, 2013
Fixed	Oil	101.50 (CAD$/bbl)	200 bbl	October 1, 2013 – December 31, 2013
Fixed (3)	Propane	38.22 ($/bbl)	300 bbl	October 1, 2013 – December 31, 2013
Fixed	Natural Gasoline	84.00 ($/bbl)	200 bbl	October 1, 2013 – December 31, 2013

(1)	NYMEX / Southern Star (Oklahoma) basis differential.
(2)	Conversion rate of 1.0350 mmbtu per mcf.
(3)	Conway, Propane (in-well) OPIS

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Accumulated Other Comprehensive Loss

	Three Months
	Ended September 30,
(in thousands of dollars)	2013	2012(a)
Foreign currency translation:
Beginning accumulated foreign currency translation	$(102,102)	$(100,769)
Change in cumulative translation adjustment	—	(6,568)

Ending accumulated foreign currency translation	$(102,102)	$(107,337)

	Nine Months
	Ended September 30,
(in thousands of dollars)	2013	2012(a)
Foreign currency translation:
Beginning accumulated foreign currency translation	$(102,163)	$(99,054)
Change in cumulative translation adjustment	61	(8,283)

Ending accumulated foreign currency translation	$(102,102)	$(107,337)

(a)	Restated in U.S. dollars, see Note 1 for further details

Accumulated other comprehensive income/(loss) is comprised entirely of currency translation adjustments on the U.S. operations.

11.	Cash Dividends

On November 27, 2012, Equal announced the initiation of a $0.20 per share annual dividend beginning January 1, 2013, payable at the end of each calendar quarter. The third cash dividend of $0.05 per share of outstanding common stock was paid on September 25, 2013 to shareholders of record at the close of business on September 2, 2013. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

12.	Discontinued Operations

In 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhance shareholder value. As a result of the strategic review process, the Company sold all of its Canadian assets and certain of its Oklahoma assets.

The Canadian asset sales in late 2012 totaling CAD $89.6 million resulted in the discontinuation of operations in Canada. Prior to the initiation of the strategic review, there was a Canadian asset sale for proceeds of CAD $8.3 million which included heavy oil properties in Saskatchewan. Certain Northern Oklahoma assets, which were not included in discontinued operations, were sold in 2012 for total cash consideration of US $58.0 million.

The income of US $1.7 million from discontinued operations for the nine months ended September 30, 2013, primarily relates to post-closing adjustments.

13.	Contingencies

Equal is party to a legal action in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, with regard to a former employee’s equity-based compensation. The former employee’s claim is for an amount of approximately CAD $750,000 plus interest and legal costs. The matter is currently scheduled to go to trial in February 2014. Equal plans to vigorously defend its position and, because the Company believes that this potential loss is not probable or estimable, it has not recorded any legal reserve related to this matter. In the event that the Company’s assumptions used to evaluate this matter change in future periods, we may be required to record a liability for an adverse outcome.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition to the above mentioned claim, Equal is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Equal and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Equal’s estimates of the outcomes, and its experience in contesting, litigating and settling similar matters. To management’s knowledge, there were no pending legal proceedings which would result in amounts material to Equal’s financial position or results of operations. Actual amounts could differ materially from management’s estimates.

14.	Subsequent Events

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2013, through the issuance of the financial statements. The Company did not note any reportable subsequent events.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our 2012 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, and in our financial condition and liquidity since December 31, 2012, and should be read in conjunction with “Item 1. Consolidated Financial Statements” of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

In addition, the following discussion is for our continuing operations (U.S. operations) and thus does not include the results of our Canadian operations for the three and nine months ended September 30, 2012.

Overview

Equal Energy Ltd. is a Calgary, Alberta based oil and gas exploration and production company headquartered in Oklahoma City, Oklahoma engaged in the exploration, acquisition, development and production of petroleum and natural gas in Oklahoma. The Company also reviews new drilling opportunities and potential acquisitions in Oklahoma to supplement its exploration and development activities.

The Company averaged approximately 6,711 boe/d of production for the three months ended September 30, 2013, which was comprised of approximately 48% natural gas, 49% NGLs and 3% crude oil. At September 30, 2013, the Company had 139 gross (116 net) producing wells, virtually all of which it operates, and approximately 84k gross (56k net) acres under lease or held by production.

Equal’s Properties

The Company’s production comes from its Oklahoma based operations. The core area assets are located in Lincoln and Logan counties of Oklahoma. The Company also has an inventory of minor producing assets, minor royalty interests and various exploration and exploitation prospects on undeveloped lands in Oklahoma.

In Oklahoma, the key producing horizon is the Hunton formation. The Hunton is a carbonate rock formation which has been largely ignored by the industry in areas with high water/hydrocarbon production ratios. Over the last decade, new drilling and production techniques have enabled profitable development of the Hunton formation. Extensive dewatering lowers reservoir pressure, allowing the liberation and mobilization of oil, natural gas and NGLs from smaller rock pores. Typical peak wellhead hydrocarbon production rates average 120 boe/d per horizontal well and are generally observed within six months of production commencement.

In the first half of 2012, Equal responded to low commodity prices by ceasing drilling operations after drilling three wells. In January of this year, Equal initiated a one rig drilling program and had drilled eight wells and completed seven of these wells by September 30, 2013. Average Hunton production for the three months ended September 30, 2013, was approximately 19.4 Mmcf/d of natural gas, 3.3 Mbbl/d of NGLs and 0.2 Mbbl/d of oil. For the nine months ended September 30, 2013, average production was approximately 18.7 MMcf/d of natural gas, 3.1 Mbbl/d of NGLs and 0.2 Mbbl/d of oil from a total of 116 net producing wells. At June 30, 2013, the reserve report attributed proved reserves of 319 MMbbl of crude oil, 74 Bcf of natural gas and 12,021 MMbbl of NGLs. At December 31, 2012, the reserve report attributed proved reserves of 268 MMbbl of crude oil, 63 Bcf of natural gas, 8,894 MMbbl of NGLs. The increase in the overall reserves estimate is primarily due to technical revisions and addition of proved undeveloped drilling locations.

As of September 30, 2013, the Company had approximately 27,000 gross (9,000 net) undeveloped acres of land under leasehold, primarily located in Lincoln and Logan counties of Oklahoma

Market Conditions

Prices of natural gas, NGLs, and oil that we produce can vary significantly, which impacts our revenues and cash flows. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas, West Texas Intermediate (“WTI”) prices for crude oil, and Propane, Conway, KS prices for NGLs for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Propane, Conway, KS (US$ per bbl)	$41.74	29.59
NYMEX natural gas (US$ per Mcf) (1)	$3.43	2.80
WTI (US$ per bbl)	$105.81	92.20

	Nine Months Ended September 30,
	2013	2012
Propane, Conway, KS (US$ per bbl)	$37.41	34.35
NYMEX natural gas (US$ per Mcf) (1)	$3.56	2.50
WTI (US$ per bbl)	$98.19	96.16

Based on average monthly closing prices.

(1)	Conversion rate of 1.0350 mmbtu per mcf.

Results of Operations for the three months ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2013, Equal Energy’s production was from the Central Oklahoma properties. In September 2012, the Company sold all of its Northern Oklahoma assets (the “K-9 properties”). For comparability purposes, certain results of operations are adjusted to reflect the sale of these assets as if it had occurred at January 1, 2012.

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30, (in thousands, except for boe/d)
	Central Oklahoma				Q3 2012 as
	Q3 2013	Q3 2012	Change	% Change	Reported(a)
Net Production per Day:					—
Oil (Bbl)	207	132	75	57%	148
NGL (Bbl)	3,265	3,110	155	5%	3,397
Natural Gas (Mcf)	19,438	19,106	332	2%	24,252

Total (Boe/d)	6,711	6,426	285	4%	7,587
Net Production:
Oil (MBbl)	19	12	7	58%	14
NGL (MBbl)	300	286	14	5%	313
Natural Gas (MMcf)	1,788	1,758	30	2%	2,231

Total (MBoe)	617	591	26	4%	698

Net Sales:
Oil Sales	$1,966	$1,086	$880	81%	$1,219
NGL Sales	10,007	7,680	2,327	30%	8,576
Natural Gas Sales	5,242	3,834	1,408	37%	4,944

	$17,215	$12,600	$4,615	37%	$14,739
Net Gain (Loss) on Commodity Contracts	(625)	(2,881)	2,256	(78%)	(2,881)
Other Revenue	2	—	2	—	—

Total Revenues	16,592	9,719	6,873	71%	11,858
Average Sales Prices (excl. commodity contracts):
Oil (per Bbl)	$103.30	$89.80	$13.50	15%	$89.59
NGL (per Bbl)	33.32	26.84	6.48	24%	27.44
Natural Gas (per Mcf)	2.93	2.18	0.75	34%	2.22
Boe	$27.88	$21.31	$6.57	31%	$21.12
Operating Expenses:
Production Expenses	$3,577	$4,211	$(634)	(15%)	$5,461
Production Taxes	$1,003	1,069	(66)	(6%)	1,215
Costs and Expenses (per Boe):
Production Expenses	$5.79	$7.12	$(1.33)	(19%)	$7.82
Production Taxes	$1.62	$1.81	$(0.18)	(10%)	$1.74
Net Producing Wells at Period End	116	120	(4)	(3%)	147

(a)	Restated in U.S. dollars, see Note 1 for further details

The following table sets forth selected operating data as reported for the periods indicated.

	Three Months Ended September 30,
	Q3 2013	Q3 2012 as reported(a)	Change	% Change
Operating Expenses:
General and Administrative Expense
(Including Share Based Compensation)	3,716	2,419	1,297	54%
Interest	850	1,401	(551)	(39%)
Depletion of Oil and Gas Properties	4,345	5,514	(1,169)	(21%)
Costs and Expenses (per Boe):
General and Administrative Expense	6.02	3.47	2.55	74%
(Including Share Based Compensation)
Interest	1.38	2.01	(0.63)	(31%)
Depletion of Oil and Gas Properties	7.04	7.90	(0.86)	(11%)
Net Producing Wells at Period End	116	147	(31)	(21%)

(a)	Restated in U.S. dollars, see Note 1 for further details

Oil Sales

Central Oklahoma oil revenue was $2.0 million for the third quarter of 2013 as compared to $1.1 million for the same period last year. The $0.9 million increase was primarily a result of a 57% increase in daily production attributable to additional wells being drilled in 2013 and the 15% increase in average price, excluding commodity contracts. Reported oil sales, including K-9 properties, increased $0.8 million from the third quarter of 2012, as a result of a 40% increase in daily production.

Gas Sales

Central Oklahoma gas revenue for the third quarter of 2013 was $5.2 million as compared to $3.8 million for the same period last year. The $1.4 million increase was primarily due to a 34% increase in average price, excluding commodity contracts, in addition to a 2% increase in daily production attributable to additional wells being drilled in 2013. Price increases were largely consistent with the broad improvement of gas prices in the North American market. Reported gas sales, including K-9 properties, increased $0.3 million from the third quarter of 2012, primarily due to a 32% increase in average prices without commodity contracts, partially offset by a 20% decrease in daily production.

NGL Sales

Central Oklahoma NGL revenue for the third quarter of 2013 was $10.0 million as compared to $7.7 million for the same period last year. The $2.3 million increase was a result of a 24% increase in average price, excluding commodity contracts, and a 5% increase in daily production. The higher realized prices were largely due to increases in NGL index prices at Conway, KS hub. The increase in NGL production was mainly attributable to additional wells being drilled in 2013. Reported NGL sales, including K-9 properties increased $1.4 million from the third quarter of 2012, primarily due to 21% increase in average prices without commodity contracts, partially offset by a 4% decrease in daily production.

Production Expenses

Central Oklahoma production expenses were $3.6 million for the third quarter of 2013 compared to $4.2 million for the same period last year. The $0.6 million decrease was due to various factors such as a decrease in repair costs and the reallocation of certain employee costs from operating to G&A expenses. On a per unit-of-production basis, production expenses per boe decreased from $7.12 in the third quarter of 2012 to $5.79 in the third quarter of 2013. Reported production expenses, including K-9 properties, decreased $1.9 million from the third quarter of 2012, as a result of 11% decrease in daily production and lower per boe costs.

Production Taxes

The company normally pays a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. Central Oklahoma production taxes were $1.0 million for the third quarter of 2013 compared to $1.1 million for the same period last year. As a percentage of sales, our production tax rates averaged 5.8% and 8.5% in the third quarter of 2013 and 2012, respectively. The average production tax rate for the third quarter of 2013 was lower than the same period last year due to new horizontal wells drilled in 2013 qualifying for a 48-month six percent Oklahoma production tax rate reduction. Reported production taxes, including K-9 properties, decreased $0.2 million from the third quarter of 2012, as a result of a lower average production tax rate in 2013 and an 11% decrease in daily production.

Commodity Contracts

For the third quarter of 2013, Equal had a net loss on commodity contracts of $0.6 million as compared to a net loss of $2.9 million in 2012. Equal made cash payments of $0.1 million in the third quarter of 2013 on settled derivatives as compared to a $1.3 million gain for the same period last year. At September 30, 2013, all the derivative contracts were recorded at their fair value, which was a net asset of $1.2 million, a decrease of $0.4 million from the $1.6 million of net asset recorded at December 31, 2012.

General and Administrative Expense

General and administrative expense was $3.7 million for the third quarter of 2013 as compared to $2.4 million for the same period last year, excluding discontinued operations. The $1.3 million increase was primarily due to higher professional expenses related to transitioning to a US domestic filer, $0.3 million in non-cash compensation expenses related to employee severance and ongoing activities of the Special Committee. The increase also includes a one-time reallocation of $0.3 million of certain employee costs from operating to G&A expenses.

Depletion of Oil and Gas Properties

Depletion was $4.3 million, in the third quarter of 2013 as compared to $5.5 million for the same period last year. The $1.2 million decrease in depletion expense was attributable to the decrease in our future development and operating cost estimates reflecting the sale of K-9 properties. On a per unit-of production basis, the depletion expense per boe was $7.04 for the third quarter of 2013 compare to $7.90 for the third quarter of 2012.

Interest Expense

Interest expense was $0.9 million for the third quarter of 2013 as compared to $1.4 million for the same period last year. The $0.5 million decrease in interest expense is due to the debt repayment resulting from the 2012 strategic review.

Income Tax Provision

The provision for income tax expense was $2.8 million in the third quarter of 2013 as compared to a $3.8 million income tax benefit for the same period last year. The increase in income tax provision relates to a change in valuation allowance related to a capital loss carryforward. The effective income tax rate differs from the statutory rate of 35% due to permanent differences, the change in valuation allowance, and state taxes.

Results of Operations for the nine months ended September 30, 2013 and September 30, 2012

For the nine months ended September 30, 2013, Equal Energy’s production was from the Central Oklahoma properties. In September 2012, the Company sold all of its Northern Oklahoma assets (the “K-9 properties”). For comparability purposes, certain results of operations for the nine months ended September 30, 2012, are adjusted to reflect the sale of these assets as if it had occurred at January 1, 2012.

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30, (in thousands, except for boe/d)
	Central Oklahoma				Q3 2012 as
	Q3 2013	Q3 2012	Change	% Change	Reported (a)
Net Production per Day:
Oil (Bbl)	167	160	7	5%	174
NGL (Bbl)	3,143	2,992	151	5%	3,263
Natural Gas (Mcf)	18,698	18,548	150	1%	23,866

Total (Boe/d)	6,426	6,243	183	3%	7,414
Net Production:
Oil (MBbl)	46	44	2	4%	48
NGL (MBbl)	858	820	38	5%	894
Natural Gas (MMcf)	5,105	5,082	23	1%	6,539

Total (MBoe)	1,754	1,711	43	3%	2,032
Net Sales:
Oil Sales	$4,398	$4,155	$243	6%	$4,529
NGL Sales	27,406	25,115	2,291	9%	28,005
Natural Gas Sales	14,963	10,295	4,668	45%	13,695

	$46,767	$39,565	$7,203	18%	$46,229
Net Gain (Loss) on Commodity Contracts	(406)	3,060	(3,466)	(113%)	3,060
Other Revenue	120	—	120	—	—

Total Revenues	46,482	42,625	3,857	9%	49,289
Average Sales Prices (excl. commodity contracts):
Oil (per Bbl)	$96.47	$95.01	$1.46	2%	$94.94
Natural Gas (per Mcf)	2.93	2.03	0.91	45%	2.09
NGL (per Bbl)	31.94	30.63	1.31	4%	31.33
Boe	$26.66	$23.13	$3.53	15%	$22.76
Operating Expenses:
Production Expenses	$10,560	$13,030	$(2,470)	(19%)	$16,728
Production Taxes	$2,852	2,406	446	19%	$2,870
Costs and Expenses (per Boe):
Production Expenses	$6.02	$7.62	$(1.60)	(21%)	$8.23
Production Taxes	$1.63	$1.41	$0.22	16%	$1.41
Net Producing Wells at Period End	116	120	(4)	(3%)	147

(a)	Restated in U.S. dollars, see Note 1 for further details

The following table sets forth selected operating data as reported for the periods indicated.

	Nine Months Ended September 30,
	Q3 2013	Q3 2012 as reported(a)	Change	% Change
Operating Expenses:
General and Administrative Expense
(Including Share Based Compensation)	10,726	7,280	3,446	47%
Interest	2,725	4,829	(2,104)	(44%)
Depletion of Oil and Gas Properties	13,255	17,393	(4,138)	(24%)
Costs and Expenses (per Boe):
General and Administrative Expense	6.11	3.58	2.53	71%
(Including Share Based Compensation)
Interest	1.55	2.38	(0.82)	(35%)
Depletion of Oil and Gas Properties	7.56	8.56	(1.01)	(12%)
Net Producing Wells at Period End	116	147	(31)	(21%)

(a)	Restated in U.S. dollars, see Note 1 for further details

Oil Sales

Central Oklahoma oil revenue for the first nine months of 2013 was $4.4 million as compared to $4.2 million for the same period last year. The $0.2 million increase was primarily due to a slight increase in daily production and average price. Reported oil sales, including K-9 properties, decreased $0.1 million from the first nine months of 2012, as a result of 4% decrease in daily production.

Gas Sales

Central Oklahoma gas revenue for the first nine months of 2013 was $15.0 million as compared to $10.3 million for the same period last year. The $4.7 million increase was primarily due to 45% increase in average price, excluding commodity contracts, and a 1% increase in daily production. The increase in average price was largely consistent with the broad improvement of gas prices in the North American market. Reported gas sales, including K-9 properties, increased $1.3 million from the first nine months of 2012, as a result of a 40% increase in average price, excluding commodity contracts, partially offset by 22% decrease in daily production.

NGL Sales

Central Oklahoma NGL revenue was $27.4 million for the first nine months of 2013 as compared to $25.1 million for the same period last year. The $2.3 million increase was due to a 4% increase in average prices, excluding commodity contracts, and a 5% increase in daily production. Reported NGL sales, including K-9 properties, decreased $0.6 million from the first nine months of 2012, as a result of 4% decrease in daily production, partially offset by 2% increase in average prices.

Production Expenses

Central Oklahoma production expenses for the first nine months of 2013 were $10.6 million as compared to $13.0 million for the same period last year. The $2.5 million decrease was due to various factors such as a decrease in repair costs and the reallocation of certain employee costs from operating to G&A expenses. On a per unit-of-production basis, production expenses per boe decreased from $7.62 for the first nine months of 2012 to $6.02 for the first nine months of 2013. Reported production expenses, including K-9 properties, decreased $6.2 million from the first nine months of 2012, as a result of a 13% decrease in daily production and lower per boe costs.

Production Taxes

We normally pay a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. Our Central Oklahoma production taxes were $2.9 million for the first nine months of 2013 as compared to $2.4 million for the same period last year. The $0.5 million increase in production taxes was due to higher sales. As a percentage of sales, our effective production tax rate was 6.1% for the first nine months of 2013 and for the first nine months of 2012. The average production tax rate for the third quarter of 2013 was lower than the same period last year due to new horizontal wells drilled in 2013 qualifying for a 48-month six percent Oklahoma production tax rate reduction. Reported production taxes, including K-9 properties, were $2.9 million for both the first nine months of 2013 and 2012.

Commodity Contracts

Equal had a net loss of $0.4 million for the nine months ended 2013, compared to a net gain of $3.1 million for the same period in 2012. For the first nine months of 2013, the Company made cash payments of $7 thousand on settled derivatives, as compared to receiving $5.1 million for the same period last year. The Company’s policy is to record derivative contracts at their fair value. At September 30, 2013, all the derivative contracts were recorded at their fair value, which was a net asset of $1.2 million, a decrease of $0.4 million from the $1.6 million of net asset recorded at December 31, 2012.

General and Administrative Expense

General and administrative expense was $10.7 million for the first nine months of 2013 as compared to $7.3 million for the same period last year. The $3.4 million increase in G&A expense was primarily due to higher legal and professional expenses related to transitioning to a US domestic filer, non-cash compensation expenses related to employee severance and the ongoing activities of the Special Committee. In addition, the Company made a one-time reallocation from operating expenses to G&A expenses.

Depletion of Oil and Gas Properties

Depletion was $13.3 million for the first nine months of 2013 as compared to $17.4 million for the same period last year. The $4.1 million decrease in depletion expense for the nine months ended September 30 2013, compared to the nine months ended September 30, 2012, was due to the sale of K-9 properties that were included in the 2012 depletion calculation, and a decrease in our future development and operating cost estimates to reflect the cost incurred and K-9 sale.

Interest Expense

Interest expense was $2.7 million for the first nine months of 2013 as compared to $4.8 million for the same period last year. The $2.1 million decrease in interest expense is due to the debt repayment resulting from the 2012 strategic review.

Income Tax Provision

The provision for income tax expense was $3.5 million for the first nine months of 2013 as compared to income tax benefit of $4.2 million for the same period last year. The increase in income tax provision relates to a change in valuation allowance related to a capital loss carryforward. The effective income tax rate differs from the statutory rate of 35% due to permanent differences, the change in valuation allowance, and state taxes.

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

Adjusted Earnings represents net earnings excluding certain non-cash or non-recurring items that are difficult to predict and are typically excluded by securities analysts in their published estimates of our financial results. Due to the volatile nature of non-cash impacts of derivative contracts and foreign exchange, in addition to the relative short duration of the Company’s derivative contracts, the Company believes that its management and many securities analysts regard the impacts to be non-recurring because any non-cash gain or loss on these items within a reporting period will not likely be recurring on a continual basis. The Company believes this non-GAAP measure facilitates comparisons of its performance to earnings estimates published by securities analysts. The Company also believes these non-GAAP measures can facilitate comparisons of its performance between periods and to the performance of our peers.

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

	Three Months
	Ended September 30,
	2013	2012
Net Income	($867)	$42,190
After tax adjustments, except for discontinued operations:
Total (gain) loss on commodity contracts	388	1,786
Realized (gain) loss on commodity contracts	(63)	800
Valuation allowance related to capital loss carryforward	2,112	(6,431)
Gain on sale of assets	(1)	(36,234)
Transaction costs on asset acquisition/disposal	—	(274)
Unrealized (gain) loss on foreign exchange	571	8
Discontinued operations	(6)	(3,364)

Adjusted Earnings (Loss) (Non-GAAP)	$2,134	($1,519)

Net Income per Common Share—Diluted (GAAP)	($0.02)	$1.02
Adjustments:
Total (gain) loss on commodity contracts	$0.01	$0.04
Realized (gain) loss on commodity contracts	0.00	0.02
Valuation allowance related to capital loss carryforward	0.06	(0.15)
Gain on sale of assets	0.00	(0.87)
Transaction costs on asset acquisition/disposal	0.00	(0.01)
Unrealized (gain) loss on foreign exchange	0.02	0.00
Discontinued operations	0.00	($0.08)

Adjusted Earnings (Loss) Per Share—Diluted (Non-GAAP)	$0.07	$(0.03)

	Nine Months
	Ended September 30,
	2013	2012
Net Income	$5,410	$46,310
After tax adjustments, except for discontinued operations:
Total (gain) loss on commodity contracts	252	(1,897)
Realized (gain) loss on commodity contracts	(4)	3,173
Valuation allowance related to capital loss carryforward	2,112	(6,431)
Gain on sale of assets	(74)	(36,234)
Transaction costs on asset acquisition/disposal	—	(274)
Unrealized gain on foreign exchange	(967)	(82)
Discontinued operations	(1,729)	(2,692)

Adjusted Earnings (Non-GAAP)	$5,000	$1,873

Net Income per Common Share—Diluted (GAAP)	$0.15	$1.16
Adjustments:
Total (gain) loss on commodity contracts	$0.01	($0.05)
Realized gain on commodity contracts	0.00	0.08
Valuation allowance related to capital loss carryforward	0.06	(0.16)
Gain on sale of assets	0.00	(0.88)
Transaction costs on asset acquisition/disposal	0.00	(0.01)
Unrealized gain on foreign exchange	(0.03)	0.00
Discontinued operations	(0.05)	(0.07)

Adjusted Earnings Per Share—Diluted (Non-GAAP)	$0.14	$0. 07

LIQUIDITY & CAPITAL RESOURCES

Development activities and acquisitions may be funded internally through cash flow from operations or through external sources such as debt or the issuance of equity. The Company finances its operations and capital activities primarily with funds generated from operating activities, but also through the issuance of shares, debentures and borrowing from its credit facility. The Company believes its sources of cash, including bank debt and funds from operations, will be sufficient to fund its operations and capital expenditure program as projected for 2013. However, Equal’s ability to fund its operations will also depend upon operating performance and is subject to commodity prices and other economic conditions which may be beyond its control. Therefore, the Company will closely monitor commodity prices and adjust the 2013 capital expenditure program accordingly. The Company operates all of its drilling programs and as a result, can control the pace and targets of its capital spending to react quickly to changes in cash flow to ensure ongoing financial flexibility.

Equal’s capital structure at September 30, 2013, was as follows:

Capitalization (in thousands of dollars)	Amount
Working capital (surplus) (1)	($16,433)
Convertible debentures	43,677
Shares issued, at market (2)	168,648

Total capitalization	$195,892

(1)	See working capital discussion below
(2)	The market price of Equal’s shares on September 30, 2013 was $4.71 per share.

	2013	2012
Cash (used in) /provided by operating activities – continuing operations	$26,300	$21,536
Cash (used in) / provided by operating activities – discontinued operations	(2,749)	8,630

Cash ( used in)/ provided by operating activities	23,551	30,166

Cash (used in) / provided by investing activities – continuing operations	(24,439)	34,943
Cash (used in) /provided by investing activities – discontinued operations	—	250

Cash (used in) / provided by investing activities	(24,439)	35,193

Cash (used in) / provided by financing activities	(5,348)	(63,651)

For the nine months ended September 30, 2013, cash provided by operating activities was $23.6 million as compared to $30.2 million for the same period last year. The $6.6 million decrease was primarily due to $2.8 million of net cash used by operating activities from discontinued operations compared to $8.6 million in cash provided by operating activities from discontinued operations in 2012. Cash used in investing activities was $24.4 million for the first nine months of 2013 as compared to $35.2 million cash provided by investing activities for the same period last year. The $59.6 million decrease was primarily due to the sale of Northern Oklahoma properties in 2012 for total cash consideration of $58.5 million. Cash used in financing activities for the first nine months of 2013 was $5.3 million as compared to $63.7 million for the same period last year. The $58.3 million change was primarily due to payments on the bank credit facility during 2012.

Long-term Debt

Other than the convertible debentures described below under “Convertible Debentures”, at September 30, 2013, Equal did not have any outstanding long-term debt. The Company‘s syndicated bank credit facility is CAD$125.0 million and is comprised of a CAD$105.0 million revolving credit facility and a CAD$20.0 million operating credit facility, all of which are secured against the borrowing base of the Oklahoma assets and can be borrowed against in either Canadian dollars or the United States dollar equivalent.

Working Capital

The adjusted working capital and net debt, debt less adjusted working capital, was $16.4 million and $27.2 million at September 30, 2013, respectively, and $31.0 million and $14.3 million at December 31, 2012, respectively. This decrease in adjusted working capital was primarily due to cash used for operations, discontinued operations and commodity contracts.

Working Capital (in thousands of dollars)	September 30, 2013	December 31, 2012(a)
Current assets	$(33,108)	$(43,252)
Current liabilities	15,684	14,514
Current asset related to commodity contracts	991	1,453
Discontinued operations	—	(3,691)

Adjusted working capital	(16,433)	(30,976)
Convertible debentures	43,677	45,230

Net debt (debt less adjusted working capital)	$27,244	$14,254

(a)	Restated in U.S. dollars, see Note 1 for further details

Convertible Debentures

As of September 30, 2013, Equal had CAD$45.0 million of 6.75% convertible debentures (EQU.DB.B) outstanding. The 6.75% convertible debentures are convertible into common shares of Equal and had a conversion price of CAD$8.64 per common share as of September 30, 2013. Each CAD $1,000 principal amount of EQU.DB.B debentures is convertible into Equal common shares. The total outstanding amount is convertible into approximately $5.2 million Equal common shares and matures on March 31, 2016.

Stockholders’ Equity

Equal’s capital structure is comprised of common shares and convertible debt. Equal also has common shares outstanding under its stock option plan and restricted share plan. The following table outlines the outstanding equity instruments:

Outstanding Equity (in thousands)	September 30, 2013	December 31, 2012(a)
Common Shares	35,806	35,227
Stock options	291	735
Restricted shares	941	1,221
6.75% convertible debentures (CAD $1,000 per debenture)	45,000	45,000

(a)	Restated in U.S. dollars, see Note 1 for further details

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under the Company’s equity plans for its employees.

OUTLOOK

Equal maintains its 2013 cash flow projection of $31 to 34 million. This is based on the assumption of 6,400 to 6,500 boe/d for the average full year production, with a December 31, 2013 exit rate of approximately 7,000 boe/d. Management anticipates total 2013 capital expenditures of $38 to 41 million. For the remainder of this year, the company plans to continue its balanced and prudent approach by:

•	Maintaining Equal’s strong balance sheet (net debt to cash flow less than 1:1) and protecting the dividend

•	Staying focused on cost management and efficient execution of the expanded 12 well drilling program

•	Continuing to develop oil play concepts on held by production acreage

•	Continuing to ramp up its acreage acquisition program in its Central Oklahoma area of focus and expertise

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 13— Contingencies under item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K at September 30, 2013 and December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies are considered critical, as these policies are the most important to the depiction of the Company’s financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of the Company’s significant accounting policies is included in Note 2 to the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in such Form 10-K, which summary is qualified by the updates set forth below. The updated disclosures set forth below have been included solely to clarify our actual treatment with respect to the applicable topics and do not reflect any change in accounting treatment relating thereto.

Impairment of Oil and Gas Properties

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization. Should capitalized costs exceed this ceiling, impairment is recognized. If natural gas or NGL prices decrease from current levels, we may incur full-cost ceiling write-downs, or additional DD&A, related to our oil and gas properties in future periods

Wells in Progress

Wells in progress represent the costs associated with wells that have not reached total depth or been completed as of period end. These costs are related to wells that are classified as both proved and unproved. Costs related to wells that are classified as proved are included in the depletion base. Costs associated with wells that are classified as unproved are excluded from the depletion base. The costs for unproved wells are then transferred to proved property when proved reserves are determined. Such costs then become subject to depletion.

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

Equal’s most significant market risk relates to the prices it receives for its natural gas and NGL production. Oil represents only 3% of total production so volatility of oil prices has a small effect. Due to the historical price volatility of these commodities, Equal periodically has entered into natural gas and oil derivative arrangements, and expects in the future to enter into, derivative arrangements for the purpose of reducing the variability of natural gas and NGL prices Equal receives for its production. The Company’s credit facility limits its ability to enter into derivative transactions for a maximum term of 3 years and up to 65% of expected production volumes. At September 30, 2013, commodity contracts with various counterparties equaled approximately 50% of the Company’s production.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At September 30, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps and basis swaps for natural gas and a fixed price swap for oil and natural gas liquids, which are described below:

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

The Company’s natural gas fixed price swap transactions are settled based upon NYMEX prices, and the Company’s natural gas basis swap transactions are settled based upon the index price of natural gas at the Southern Star pipeline delivery point in Oklahoma compared to NYMEX prices. The Company’s natural gas contracts are settled based upon the NYMEX prices on the last commodity business day for the relevant contract period. Settlement for oil derivative contracts occurs in the succeeding month or quarter and natural gas derivative contracts are settled in the production month or quarter.

The Company records all derivative contracts at fair value, which reflects changes in commodity prices. Changes in fair values of the Company’s derivative contracts are recognized as unrealized gains or losses in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price. For further details regarding our derivative contracts please refer to Note 9—Commodity Contracts under Item 1 in this Quarterly Report.

The following sensitivities show the result to pre-tax net income for three months ended September 30, 2013, related to commodity contracts of the respective changes in crude oil, liquids, natural gas and fixed basis differential.

	Increase (decrease) to pre-tax net income
(in thousands of dollars)	Decrease in market price ($1.00 per bbl and $0.50 per mcf)	Increase in market price ($1.00 per bbl and $0.50 per mcf)
Crude oil and NGL derivative contracts	40	(40)
Natural gas derivative contracts	3,435	(3,435)

	Decrease in differential price ($0.02 per mcf)	Increase in differential price ($0.02 per mcf)
Fixed basis differential contracts	22	(22)

Credit Risk

All of the Company’s commodity contract transactions have been carried out in the over-the-counter market. The use of derivative transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s derivative transactions have an “investment grade” credit rating. The Company monitors on an ongoing basis the credit ratings of its derivative counterparties. The Company’s derivative contracts are primarily with its lead bank for its credit facility.

A default by the Company under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allows the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the Company’s senior credit facility. As of September 30, 2013, the counterparties to the Company’s open derivative contracts consisted of four financial institutions, two of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under derivative contracts.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term interest rate fluctuations as its interest obligations on these instruments are periodically redetermined based on prevailing market interest rates, primarily the LIBOR rate. The Company had neither variable rate debt nor interest rate derivative contracts outstanding at September  30, 2013.

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

As required by SEC Rule 13a-15(b), the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of each quarter Based on the quarterly evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the quarter covered by this report.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Equal is party to a legal action in the Court of Queen’s Bench of Alberta, Judicial District of Calgary, with regard to a former employee’s equity-based compensation. The former employee’s claim is for an amount of approximately CAD $750,000 plus interest and legal costs. The matter is currently scheduled to go to trial in February 2014. Equal plans to vigorously defend its position and, because the Company believes that this potential loss is not probable or estimable, it has not recorded any legal reserve related to this matter. In the event that the Company’s assumptions used to evaluate this matter change in future periods, we may be required to record a liability for an adverse outcome.

In addition to the above mentioned claim, Equal is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Equal and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Equal’s estimates of the outcomes, and its experience in contesting, litigating and settling similar matters. To management’s knowledge, there were no pending legal proceedings which would result in amounts material to Equal’s financial position or results of operations. Actual amounts could differ materially from management’s estimates.

For a detailed description of certain legal proceedings, see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A” Risk Factors” in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 14, 2013. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

EQUAL ENERGY LTD.

November 7, 2013	By:	/s/ DON KLAPKO
Don Klapko President and Chief Executive Officer

November 7, 2013	By:	/s/ SCOTT SMALLING
Scott Smalling Senior Vice President, Finance and CFO