Form 10-K/A
period 2012-12-31
EQUAL ENERGY LTD.
filed 2013-12-27
CIK 1492832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34759

EQUAL ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0533758
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	73142
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(403) 263-0262

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, without par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission in connection with the 2013 annual meeting of stockholders are incorporated by reference into — Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Equal Energy Ltd. for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Report”), is being filed in order to clarify and update certain information included in the original filing. In particular, this Amendment No. 1 is being filed in order to amend various sections in Part I - Items 1 and 2. Business and Properties, Part I - Item 1A. Risk Factors, Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, footnote 16. Supplemental Information on Oil and Natural Gas Producing Activities (Unaudited) of Item 8. Financial Statements and Supplementary Data, Part III - Item 10. Directors, Executive Officers and Corporate Governance, PART III - Item 11. Executive Compensation, Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence, Part IV - Item 15. Exhibits and Financial Statement Schedules of the Original Report.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above and other than certain conforming amendments, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report, or reflect any events that have occurred after the initial filing date of the Original Report. As a result, Equal Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 continues to speak as of March 15, 2013 or, to the extent applicable, such other date as may be indicated in the Original Report.

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

Many of these risk factors and other specific risks and uncertainties are discussed in further detail throughout this report and in the Corporation’s management’s discussion and analysis for the year ended December 31, 2012 (the “MD&A”), which is available through the internet on the Corporation’s SEDAR profile at www.sedar.com, on EDGAR at www.sec.gov, and on the Corporation’s website at www.equalenergy.ca. Readers are also referred to the risk factors described in this report under “Risk Factors” and in other documents the Corporation’s files from time to time with securities regulatory authorities. Copies of these documents are available without charge from the Corporation or electronically on the internet on the Corporation’s SEDAR profile at www.sedar.com on EDGAR at www.sec.gov and on the Corporation’s website at www.equalenergy.ca.

Boe’s may be misleading, particularly if used in isolation. A boe conversion ratio of six mcf to one boe is based on an energy equivalency conversion method primarily applicable at the burner tip and does not necessarily represent a value equivalence at the wellhead.

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

EQUAL ENERGY LTD

FORM 10-K

PART I

Items 1 and 2. Business and Properties

General

Equal Energy Ltd. is an exploration and production oil and gas company which has its head office in Calgary, Alberta, which the Company plans to move to Oklahoma City, Oklahoma during 2013. Equal’s oil and gas properties are located in Oklahoma.

Equal Energy is the successor to the Trust following the completion of the reorganization of the Trust from an income trust structure to a corporate structure by way of court approved plan of arrangement under the ABCA on May 31, 2010 (the Arrangement”). The Arrangement involved the exchange, on a three-for-one basis (the “Consolidation”), of all outstanding Trust Units for Common Shares.

Equal Energy was incorporated on April 8, 2010 under the ABCA and did not carry on any active business prior to the Arrangement, other than executing the arrangement agreement pursuant to which the Arrangement was implemented. On January 1, 2011, Equal Energy amalgamated with its wholly-owned subsidiary, Equal Energy Corp. (the successor of EEC). During 2013, the Company plans to move its head office to 4801 Gaillardia Parkway, Suite 325, Oklahoma City, OK 73142. The Company’s head office and registered office is located at 4300 Bankers Hall West, 888 – 3rd Street S.W., Calgary, Alberta, Canada T2P 5C5.

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

Business Strategy

Equal’s strategy is to provide a balance between future growth and return of capital by way of a dividend and is focused on delivering results under the 2013 business plan and to position Equal to take advantage of the anticipated recovery in commodity prices. The Company plans to continue to exploit its proven resource play with near term drilling in the liquids rich Hunton play. 2013 cash from operations are based on the Company’s assumptions for planning purposes and differ from the prices used to estimate the proved reserves and standardized measure as of December 31, 2012.

For 2013, Equal is anticipating production to average 6,400 boe/d net of royalties (7,900 boe/d gross working interest volumes). Cash from operations is estimated at $33 million based on the assumptions of Nymex Natural Gas: USD$3.90/mmbtu (Equal realization 87% of Nymex), Propane at Conway Kansas: USD$0.90/gallon (Equal NGL realization 89% of Conway Propane) and WTI Oil: USD$90.00/bbl (Equal realization 96% of WTI). Capital spending of $36 million ($30 million for drilling and related infrastructure; $6 million for land and maintenance capital). Equal operates all of its drilling and can dictate the pace and targets of its drilling programs. The Company can also adjust quickly to changing circumstances, including any changes in commodity prices if necessary. Equal has an extensive drilling inventory so it can increase capital spending in a higher commodity price environment and has the financial flexibility to do so through the Credit Facility. Primary objectives of the plan are to maintain financial flexibility by ensuring ongoing balance sheet strength and to maintain its recently declared annual dividend of US$0.20 per common share.

2012 DEVELOPMENTS

In the first quarter of 2012, Equal sold non-core assets in Saskatchewan for proceeds of $8.3 million which was used to reduce amounts outstanding on the credit facility.

In the second quarter of 2012, Equal through its 100% owned subsidiary EEUSHI, sold 50% of its interest in approximately 14,500 net undeveloped acres prospective for Mississippian light oil for total cash consideration of approximately US$18 million. Concurrently with the sale, Equal entered into a joint venture with Atlas to embark on drilling program in the Mississippian play. On May 3, 2012 Equal’s Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. Strategic alternatives considered but were not limited to, the sale of all or a portion of the Company’s assets, the outright sale of the corporation, a merger or other business combination, a recapitalization, acquisitions, as well as continued execution of its business plan, or any combination thereof.

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

Average Hunton production for December 2012 was 19.0 MMcf/d of natural gas, 3,207 bbl/d of NGLs and 169 bbl/d of oil from a total of 126 producing wells. The Haas Report has attributed total proved reserves of 268 Mbbl of crude oil, and 63.4 Bcf of natural gas and 8,893 Mbbl of NGLs to the Company.

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

•	practical experience in petroleum engineering with more than 35 years and experience estimating and evaluating reserve information for more than 30 years.

•	Licensed Professional Engineers in the State of Texas; and

•	Bachelor of Science Degree in Petroleum Engineering.

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

The estimates of proved developed reserves included in the reserve report were prepared using decline curve analysis to determine the reserves of individual producing wells. After estimating the reserves of each proved developed well, it was determined that a reasonable level of certainty exists with respect to the reserves that can be expected from close offset undeveloped wells in the field.

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2012, 2011 and 2010, substantially all of which were prepared by independent petroleum engineers. The PV-10 values shown in the table below are not intended to represent the current market value of the Company’s estimated oil and natural gas reserves as of the dates shown. The reserve reports were based on the Company’s drilling schedule and the unweighted arithmetic average price during the 12-month period ended December 31, 2012, 2011 and 2010, using first-day-of-the-month prices for each month. The Company estimates that approximately 80% of its current proved undeveloped reserves will be developed by the end of 2014 and all of its current proved undeveloped reserves will be developed by the end of 2016. See “Critical Accounting Policies and Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates. All historical Canadian reserves information has been excluded from the following reserve information because all Canadian assets were sold during 2012 and the results of the Canadian operations have been recorded as discontinued operations in the Company’s GAAP financial statements.

	December 31
	2012	2011	2010
Estimated Proved Reserves(1)
Developed
Oil (MMbbls)	0.3	0.4	0.5
NGL (MMbbls)	7.4	7.8	4.5
Natural gas (Bcf)	52.3	59.6	31.1
Total proved developed (MMboe)	16.4	18.2	10.2
Undeveloped
Oil (MMbbls)	—	—	—
NGL (MMbbls)	1.5	2.8	2.4
Natural gas (Bcf)	11.1	22.0	19.2
Total proved undeveloped (MMboe)	3.3	6.5	5.6

Total Proved
Oil (MMbbls)	0.3	0.4	0.5
NGL (MMbbls)	8.9	10.6	6.9
Natural gas (Bcf)	63.4	81.6	50.3
Total proved (MMboe)	19.7	24.6	15.8
PV-10 (in millions)(2)	$153.6	$316.6	$197.1
Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$153.6	$305.2	$197.1

(1)	The Company’s estimated proved reserves and the future net revenues, PV-10 and Standardized Measure were determined using the 12-month average price for oil and natural gas, based on the unweighted arithmetic average of the first-day-of-the month price for each month. The prices realized by the Company differ from index prices; the Company receives daily average index prices, net of adjustments for transportation and regional price differentials. The prices used in the Company’s external and internal reserve reports yield weighted average wellhead prices, which are based on the first day of the month index prices for the preceding 12 months, adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average wellhead prices are shown in the table below.

	Index prices			Unweighted arithmetic average wellhead prices
	Oil (US$ per Bbl)	Natural gas (US$ per mcf)	NGL realization as a % of Oil	Oil (per Bbl)	Natural gas (per mcf)	Natural gas liquids (% of oil)
December 31, 2012	$94.71	$2.86	37%	$92.63	$2.22	34%
December 31, 2011	$96.19	$4.33	53%	$89.22	$3.46	53%
December 31, 2010	$79.43	$4.54	51%	$78.72	$3.93	53%

(2)	PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash flows and using 12-month unweighted arithmetic average of the first-day-of-the month prices for the years ended December 31, 2012, 2011 and 2010. PV-10 differs from Standardized Measure because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of the Company’s oil and natural gas properties. PV-10 is used by the industry and by the Company’s management as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that is not dependent on the taxpaying status of the entity. The following table provides a reconciliation of the Company’s Standardized Measure to PV-10:

	December 31,
	2012	2011	2010
	(In millions)
Standardized Measure of Discounted Net Cash Flows	$153.6	$307.9	$197.1
Present value of future income tax discounted at 10%	0.0	2.7	0.0
PV-10	$153.6	$305.2	$197.1

3)	Standardized Measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

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

Drilling Activity

The following table sets forth information with respect to wells the Company completed during the periods indicated. Drilling success represents the percentage of developed wells determined to be productive. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which the Company had a working interest and net wells are the sum of the Company’s fractional working interests owned in gross wells. The Company did not drill any wells it classified as exploratory during this period.

	2012				2011				2010
	Gross	Drilling Success %	Net	Drilling Success %	Gross	Drilling Success %	Net	Drilling Success %	Gross	Drilling Success %	Net	Drilling Success %
Completed Wells
Development
Productive	9.0	100%	7.2	100%	13.0	100%	11.3	100%	3.0	100%	1.6	100%
Dry	—	—	—	—	—	—	—	—	—	—	—	—

Total	9.0	100%	7.2	100%	13.0	100%	11.3	100%	3.0	100%	1.6	100%

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

Equal Energy believes that it is, and intends to continue to be, in material compliance with applicable environmental laws and regulations and is committed to meeting its responsibilities to protect the environment wherever it operates or holds working interests. Equal Energy anticipates that this compliance may result in increased expenditures of both a capital and expense nature as a result of increasingly stringent laws relating to the protection of the environment. Equal Energy believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. The oil and gas industry is subject to regulations that require that well and facility sites be abandoned and reclaimed to the satisfaction of environmental authorities. As at December 31, 2012, Equal Energy recorded an obligation on its balance sheet of $5.5 million for asset retirement. The Corporation maintains an insurance program consistent with industry practice to protect against losses due to accidental destruction of assets, well blowouts, pollution and other operating accidents or disruptions. The Corporation also has operational and emergency response procedures and safety and environmental programs in place to reduce potential loss exposure. No assurance can be given that the application of environmental laws to the business and operations of Equal Energy will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect Equal Energy’s financial condition, results of operations or prospects. See “Environmental Risks” and “Industry Conditions” under “Risk Factors”.

Hydraulic Fracturing

All of Equal’s wells budgeted for 2013 will be completed without the use of hydraulic fracturing but the Company may use this completion technique in the future. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in the fracturing fluid. In August 2012, the EPA issued final Clean Air Act regulations governing performance standards, including for the capture of air emissions released during hydraulic fracturing. However, in January 2013 the EPA submitted an unopposed motion to the United States Court of Appeals for the D.C. Circuit seeking to stay legal challenges to the Clean Air Act regulations while it reconsiders portions of the new rules. Also, federal legislation previously was introduced, but not enacted, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In May 2012, the Bureau of Land Management within the U.S. Department of the Interior issued a proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, but in January 2013 it announced that it would be submitting a revised rule proposal. That revised proposal is expected to be published in the first quarter of 2013.

If new laws or regulations that significantly restrict hydraulic fracturing are adopted at either the state or federal level, the Company’s fracturing activities, if used in future, could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable.

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

The Company reviews best practices and industry standards and complies with all regulatory requirements in the protection of potable water sources. If hydraulic fracturing is used in future, the Company plans to use, protective practices including, but are not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources.

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

Drilling and Production

The Company’s operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where the Company operates also regulate one or more of the following activities:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities;

•	the rates of production, or “allowables”

•	the use of surface or subsurface waters;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	the notice to surface owners and other third parties.

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

Item 1A. Risk Factors

An investment in a company engaged in oil and gas exploration involves a high amount of risk, both unknown and known, present and potential, including the risks enumerated below. An investment in our Common Shares is speculative and subject to a number of known and unknown risks. Only those persons who can bear the risk of the entire loss of their investment should purchase our securities. An investor should carefully consider the risks described below and the other information that we file with the SEC and with Canadian securities regulators before investing in our Common Shares. The risks described below are not the only ones we face, as additional risks that we are not currently aware of or that we currently believe are immaterial may become important factors that affect our business. The risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the SEC and Canadian securities regulators, may have a significant effect on our business, financial condition and/or results of operations and could cause our actual results to differ materially from those projected in any forward-looking statements. See “Information Regarding Forward-Looking Statements” in the Form 10-K.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common shares may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

If we are unable to find, acquire, develop and commercially produce oil and natural gas reserves, our reserves and production will decline, which will adversely affect our business, financial results and stock price and could eventually result in us having to cease operations.

The long-term commercial success of the Company depends on its ability to find, acquire, develop and commercially produce oil and natural gas reserves. Without the continual addition of new reserves, any existing reserves the Company may have at any particular time, and the production therefrom will decline over time as such existing reserves are exploited. A future increase in the Company’s reserves will depend not only on its ability to explore and develop any properties it may have from time to time, but also on its ability to select and acquire suitable producing properties or prospects on satisfactory terms. If we are unable to discover additional commercial quantities of oil and natural gas. if we are unable to locate satisfactory properties for acquisition or participation, or if we determine that current markets, terms of acquisition or pricing conditions make such acquisitions or participations uneconomic, we will be unable to replace our reserves and our production will decline over time, which would affect our business, financial results and stock price, and could eventually result in our company ceasing operations.

Oil and gas exploration, development and production operations have a high degree of risk, and realization of the associated risks could adversely affect our business or result in increased costs or liability.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or personal injury. In particular, the Company may explore for and produce sour natural gas in certain areas. An unintentional leak of sour natural gas could result in personal injury, loss of life or damage to property and may necessitate an evacuation of populated areas, all of which could result in liability to the Company. In accordance with industry practice, the Company is not fully insured against all of these risks, nor are all such risks insurable. The nature of these risks is such that liabilities could exceed insurance policy limits, in which event the Company could incur significant costs that could have a material adverse effect upon its financial condition. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations, the occurrence of any of which could result in significant costs for the Company.

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

While we currently operate more than 95% of our production, we do not operate all of the assets in which we have an interest and could enter into material non-operator positions in the future, and we therefore cannot ensure that those assets, or potential assets, will be operated in a manner favorable to us.

Other companies operate some of the assets in which the Company has an interest. As a result, Equal Energy has limited ability to exercise influence over the operation of those assets or their associated costs, which could adversely affect the Company’s financial performance. The Company’s return on assets operated by others depends upon a number of factors that may be outside of the Equal Energy’s control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology and risk management practices.

Our ability to successfully execute projects and market oil and natural gas depends upon factors beyond our control, and as a result of these factors we might not be able to execute projects on time, on budget or at all, and we might not be able to effectively market our oil and natural gas.

Equal Energy manages a variety of small and large projects in the conduct of its business. Project delays may delay expected revenues from operations. Significant project cost over-runs could make a project uneconomic. Equal Energy’s ability to execute projects and market oil and natural gas depends upon numerous factors beyond the Company’s control, including:

•	the availability of processing capacity;

•	the availability and proximity of pipeline capacity;

operational risks associated with pipelines and processing facilities;

•	the availability of storage capacity;

•	the supply of and demand for oil and natural gas;

•	the availability of alternative fuel sources;

•	the effects of inclement weather;

•	the availability of drilling and related equipment;

•	unexpected cost increases;

•	accidental events;

•	currency fluctuations;

•	changes in regulations;

•	the availability and productivity of skilled labor; and

•	the regulation of the oil and natural gas industry by various levels of government and governmental agencies.

Because of these factors, the Company may not be able to execute projects on time, on budget or at all, and may not be able to effectively market the oil and natural gas that it produces.

Oil, Natural Gas and NGL prices are volatile, and a sustained price drop would have an adverse effect on the carrying value of our proved reserves, and our borrowing capacity, revenues, profitability and cash flows from operations.

Equal Energy’s revenues, profitability and future growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of oil and gas. The Company’s ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include economic conditions in the United States, Canada, the actions of the OPEC and Russia, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources.

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

We anticipate making substantial capital expenditures for future acquisition, exploration, development and production projects. We might not be able to obtain capital or financing necessary to support these projects on satisfactory terms, or at all.

Equal Energy anticipates making substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future. If the Company’s revenues or reserves decline, it may limit Equal Energy’s ability to expend or access the capital necessary to undertake or complete future drilling programs. Debt or equity financing, or cash generated by operations, might not be available to us or might not be sufficient to meet our requirements for capital expenditures or for other corporate purposes. Even if debt or equity financing is available, it might not be available on terms acceptable to the Company. The inability of the Company to access sufficient capital for its operations could have a material adverse effect on the Company’s financial condition, results of operations and prospects. The market events and conditions witnessed over the past three years, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, have caused significant volatility in commodity prices and increases in the rates at which Equal Energy is able to borrow funds for its capital programs. If these conditions are not resolved, Equal Energy may continue to face restricted access to capital and increased borrowing costs, which would have an adverse effect on the Company, as its ability to make future capital expenditures is dependent upon, among other factors, the overall state of the capital markets and investor appetite for investments in the energy industry generally and the Company’s securities in particular.

We will be required to raise capital in order to fund our operations. We may not be able to obtain capital or financing on satisfactory terms, or at all.

Equal Energy’s cash flow from its producing reserves may not be sufficient to fund its ongoing activities at all times. From time to time, the Company may require additional financing in order to carry out its acquisition, exploration and development activities. Failure to obtain such financing on a timely basis could cause the Company to forfeit its interest in certain properties, miss certain acquisition opportunities and reduce or terminate its operations. If the Company’s revenues from its reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect the Company’s ability to expend the necessary capital to replace its reserves or to maintain its production. If the Company’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, additional debt or equity financing might not be available to meet these requirements or available on satisfactory terms.

We may issue indebtedness in connection with our acquisitions, which would increase the amount of our outstanding indebtedness and increase the amount of cash used for debt service, and could affect our ability to incur future indebtedness or take advantage of business opportunities.

From time to time Equal Energy may enter into transactions to acquire assets or the shares of other entities. These transactions may be financed partially or wholly with debt, which may increase the Company’s debt levels above industry standards for oil and natural gas companies of similar size. Depending on future exploration and development plans, the Company may require additional debt financing that may not be available or, if available, may not be available on favorable terms. Neither the articles of the Company nor its by-laws limit the amount of indebtedness that the Company may incur. The level of the Company’s indebtedness from time to time could impair its ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise and could negatively affect the Company’s debt ratings. This in turn, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

Our exploration and development activities may be delayed if drilling and related equipment is unavailable or if access to drilling locations is restricted. These events could have an adverse effect on our business and profitability.

Oil and natural gas exploration and development activities depend upon the availability of drilling and related equipment (typically leased from third parties) in the particular areas where such activities will be conducted. Demand for such limited equipment or access restrictions may affect the availability of such equipment to the Company and may delay exploration and development activities. To the extent the Company is not the operator of its oil and gas properties, the Company will be dependent on such operators for the timing of activities related to such properties and will be largely unable to direct or control the activities of the operators.

We are exposed to potential liabilities that may not be covered, in whole or in part, by insurance.

Equal Energy’s involvement in the exploration for and development of oil and natural gas properties may result in the Company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although prior to conducting drilling and other field activities the Company will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, the Company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to the Company. The occurrence of a significant event that the Company is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on the Company’s financial position, results of operations or prospects.

Our operation of oil and natural gas wells, and our participation in oil and natural gas wells operated by others, could subject us to environmental claims and liability and/or increased compliance costs, all of which could affect the market price of our common shares and reduce the amount of cash available to run our business. All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and international, national, provincial, state and local law and regulation. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach of same can result in the imposition of clean-up orders, civil liability for pollution damage, and the imposition of fines and/or penalties, some of which may be material, as well as possible forfeiture of requisite approval obtained from the various governmental authorities.

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and legal liability, and potentially increased capital expenditures and operating costs. Our exploration and production facilities and other operations and activities emit greenhouse gases and require us to comply with greenhouse gas emissions legislation. The direct or indirect costs of these regulations may have a material adverse effect on our business, financial condition, results of operations and prospects. The discharge of greenhouse gas (“GHG”) emissions, oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. If we are not in material compliance with applicable environmental regulations, it could result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. See “Industry Conditions”.

We may incur material expenses complying with new or amended laws and regulations governing climate change.

The future implementation or modification of greenhouse gases or other environmental regulations could have a material impact on the nature of oil and natural gas operations, including those conducted by us, and could result in increased direct and indirect costs for us. Given the evolving nature of the debate related to climate change and the control of greenhouse gases and resulting requirements, it is not currently possible to predict either the nature of those requirements or the impact on us and our operations and financial condition.

Fluctuations in foreign currency exchange rates and interest rates could adversely affect our business, and adversely affect the market price of our common shares.

World oil prices are denominated in United States dollars and the Canadian dollar price received by Canadian producers is therefore affected by the Canadian/U.S. dollar exchange rate, which fluctuates over time. The price that Equal Energy receives for a majority of its oil and natural gas is based on United States dollar denominated benchmarks and therefore the revenue recorded in Canadian dollars is affected by the exchange rate between the two currencies. In recent years, the Canadian dollar has increased materially in value against the United States dollar and has at times traded above par against the United States dollar. A material increase in the value of the Canadian dollar relative to the United States dollar may negatively affect the Company’s net production revenue by decreasing the Canadian dollar revenue recorded in the financial statements. Equal conducts its business and operations in the United States and is therefore also exposed to foreign currency risk on its costs to the extent the value of the Canadian dollar decreases relative to the United States dollar.

An increase in interest rates could result in a significant increase in the amount we pay to refinance or service future borrowings, resulting in a decrease in the cash available to fund our operations.

We may be unable to successfully compete with other companies in our industry, which could negatively affect the market price of our common shares.

The oil and gas industry is highly competitive. Equal Energy actively competes for reserve acquisitions, exploration leases, licenses and concessions, access to equipment, markets, transportation capacity, drilling, service rigs and processing facilities, production and development of oil and natural gas properties, skilled industry personnel, and the capital to finance such activities, with a substantial number of other oil and gas companies, many of which have significantly greater financial and personnel resources than the Company. The Company’s competitors include major integrated oil and natural gas companies and numerous other independent oil and natural gas companies and individual producers and operators.

Certain of Equal Energy’s customers and potential customers are themselves exploring for oil and gas, and the results of such exploration efforts could affect the Company’s ability to sell or supply oil or gas to these customers in the future. The Company’s ability to successfully bid on and acquire additional property rights, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers depends upon developing and maintaining close working relationships with its future industry partners and joint operators and its ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.

As a result of increasing competition, it has become (and the Company expects it to continue to be) more difficult to acquire producing assets and reserves on accretive terms.

Our production is sold to a limited number of customers, and their inability to accept our production would have an adverse effect on our profitability.

Our production of oil and natural gas is sold to a limited number of customers and the inability to accept our production due to capacity constraints, or a credit default of one of these customers, could have a temporary adverse effect on us. Our revenues are generated under contracts with a limited number of customers. All of the natural gas from our properties is sold to Copano Energy, LLC (formerly Scissortail Energy, LLC) and DCP Midstream, LP. The oil from our properties is sold to ConocoPhillips. Our results of operations would be adversely affected as a result of non-performance by any of our customers. A non-payment default by one of these large customers could have an adverse effect on us, reducing our cash flow until payment is made.

We depend upon our management and other key personnel, and the loss of one or more of such individuals could negatively affect our business.

Equal Energy’s success depends in large measure on certain key personnel. The Company does not have key personnel insurance in effect for management. The contributions of these individuals to the Company’s immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and if Equal Energy is unable to attract and retain all personnel necessary for the development and operation of its business, Equal Energy could be unable to successfully operate its business. Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of the Company’s management.

Our operations require licenses, leases and permits from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses, leases and permits that may be required to carry out exploration and development at our projects.

Equal Energy’s properties are held in the form of licenses and leases and working interests in licenses and leases. If the Company or the holder of the license or lease fails to meet the specific requirement of a license or lease, the license or lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met. The termination or expiration of the Company’s licenses or leases or the working interests relating to a license or lease, or the inability of the Company to obtain or maintain necessary permits, may have an adverse effect on its results of operations and its ability to conduct its business.

Our profitability depends upon the level of royalties and production taxes that we pay, and the availability to us of incentives provided by the State of Oklahoma and the federal government

In addition to federal regulations, each state has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production are determined by negotiations between the mineral owner and the lessee. If royalty rates or production taxes are increased, or if Oklahoma does not make available to us royalty rate reductions, royalty holidays or tax credits, our profitability will be negatively affected.

If we are unable to renew our land leases on satisfactory terms, our operations will be adversely affected.

Oil and natural gas lands located in Oklahoma are generally privately owned and rights to explore for and produce such oil and natural gas are granted by lease on such terms and conditions as may be negotiated. In general terms the term of most leases is three years. Once a productive well is established on the lands the land is held by production for as long as the subject well is consistently producing. If we are unable to renew our land leases, we will be unable to operate out business as it is currently being conducted.

An unforeseen defect in the chain of title to our oil and natural gas producing properties may arise to defeat our claim, which could have an adverse effect on the market price of our common shares.

Although title reviews may be conducted prior to the purchase of oil and natural gas producing properties or the commencement of drilling wells, such reviews do not guarantee or certify that an unforeseen defect in the chain of title will not arise to defeat Equal Energy’s claim, which could result in a reduction of the revenue received by the Company.

The ability of residents of the United States to enforce civil remedies against us and our directors and officers may be limited.

Equal Energy is incorporated under the ABCA and all of the Company’s directors and all but two of its officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon the Company or upon its directors or officers who are not residents of the United States, or to realize in the United States upon judgments against the Company’s current or future non-U.S. resident executive officers or directors of United States courts predicated upon civil liabilities under United States federal or state securities laws. Furthermore, it may be difficult for investors to enforce judgments of the U.S. courts based on civil liability provisions of the U.S. federal or state securities laws in a Canadian court against the Company or any of the Company’s non-U.S. resident executive officers or directors. There is substantial doubt whether an original lawsuit could be brought successfully in Canada against any of such persons or the Company predicated solely upon such civil liabilities.

Actual reserves will vary from reserve estimates and those variations could be material and negatively affect the market price of our common shares

There are numerous uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and cash flow to be derived therefrom, including many factors beyond our control. The reserve, recovery and associated revenue information contained in the Haas Report are only estimates and the actual production and ultimate reserves from Equal Energy’s properties may be greater or less than the estimates prepared in such reports. The Reserve Reports have been prepared using certain commodity price assumptions which are described in the notes to the reserve tables in this Form 10-K. If lower prices for crude oil, NGLs and natural gas are realized by the Company and substituted for the price assumptions utilized in the Reserve Reports, the present value of estimated future net cash flows for the Company’s reserves would be reduced and the reduction could be significant, particularly based on the constant price case assumptions. Exploration for oil and natural gas involves many risks, which even a combination of experience and careful evaluation may not be able to overcome. There is no assurance that further commercial quantities of oil and natural gas will be discovered by the Company.

In general, estimates of economically recoverable oil and natural gas reserves and the future net revenue there from are based up a number of variable factors and assumptions, such as:

•	historical production from the properties;

•	estimated production decline rates;

•	ultimate estimated reserve recovery;

•	changes in technology;

•	timing and amount and effectiveness of future capital expenditures;

•	marketability and price of oil and natural gas;

•	royalty rates;

•	the assumed effects of regulation by governmental agencies; and

•	future operating costs;

all of which may vary from actual results. As a result, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues and development and operating expenditures will vary from reserve estimates thereof and such variations could be material.

Estimates of proved reserves that may be developed and produced in the future are sometimes based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

In accordance with applicable securities laws, HAAS has used constant price and cost estimates in calculating reserve quantities included herein. Actual future net revenue will be affected by other factors including but not limited to actual production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs.

Actual production and revenue derived from reserves will vary from the reserve estimates contained in the HAAS Report, and such variations could be material. The HAAS Report is based in part upon the assumption that certain activities will be undertaken by us in future years and the further assumption that such activities will be successful. The reserves and estimated revenue to be derived therefrom contained in the HAAP Report will be reduced in future years to the extent that such activities are not undertaken or, if undertaken, do not achieve the level of success assumed in the HAAS Report.

Future acquisitions, financings or other transactions may result in shareholder dilution.

Equal Energy may make future acquisitions or enter into financing or other transactions involving the issuance of securities of Equal Energy, which may be dilutive to shareholders of the Company.

We have never paid dividends on our Common Shares.

Equal Energy has not paid any dividends on its outstanding Common Shares. Payment of dividends on the Common Shares in the future will depend upon, among other things, the cash flow, results of operations and financial condition of the Company, the need for funds to finance ongoing operations and other business considerations as the Company’s Board of Directors considers relevant.

The failure of third parties to meet their contractual obligations to us may have a material adverse effect on our financial condition.

Equal Energy is exposed to third party credit risk through its contractual arrangements with its current or future joint venture partners, third party operators, marketers of its petroleum and natural gas production and other parties. In the event such entities fail to meet their contractual obligations to the Company, such failures could have a material adverse effect on the Company and its cash flow from operations. In addition, poor credit conditions in the industry and of joint venture partners may impact a joint venture partner’s willingness to participate in the Company’s ongoing capital program, potentially delaying the program and the results of such program until the Company finds a suitable alternative partner.

We may not be able to achieve the anticipated benefits of acquisitions and the integration of acquisitions may result in the loss of key employees and the disruption of on-going business relationships.

Equal Energy makes acquisitions and dispositions of businesses and assets in the ordinary course of business. Achieving the benefits of acquisitions depends in part on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner, as well as the Company’s ability to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations with those of the Company. The integration of an acquired business may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters, and may also result in the loss of key employees, the disruption of on-going business, supplier, customer and employee relationships and deficiencies in internal controls or information technology controls. We continually assess the value and mix of our assets in light of our business plans and strategic objectives. In this regard, non-core assets are periodically disposed of, so that the Company can focus its efforts and resources more efficiently. Depending on the state of the market for such non-core assets, certain non-core assets of the Company, if disposed of, could realize less than their carrying value on the financial statements of the Company.

Our hedging program could result in us not realizing the full benefit of oil and natural gas price increases.

From time to time Equal Energy may enter into agreements to receive fixed prices on its oil and natural gas production to offset the risk of revenue losses if commodity prices decline; however, if commodity prices increase beyond the levels set in such agreements, the Company will not benefit from such increases and the Company may nevertheless be obligated to pay royalties on such higher prices, even though not received by it, after giving effect to such agreements. Similarly, from time to time the Company may enter into agreements to fix the exchange rate of Canadian to United States dollars in order to offset the risk of revenue losses if the Canadian dollar increases in value compared to the United States dollar; however, if the Canadian dollar declines in value compared to the United States dollar, the Company will not benefit from the fluctuating exchange rate. The extent that we engage in risk management activities, there are potential credit risks associated with the counterparties with which we contract.

Our directors may have conflicts of interest that create incentives for them to act contrary to or in competition with the interests of our shareholders.

Certain of the directors of Equal Energy are also directors and officers of other oil and gas companies involved in natural resource exploration and development, and conflicts of interest may arise between their duties as directors of the Company and as officers and directors of such other companies. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as apply under the ABCA and under Code of Business Conduct.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings

There are no outstanding legal proceedings material to the Company to which the Company is a party or in respect of which any of the Company’s properties are subject, nor are there any such proceedings known to be contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares are listed on the TSX and NYSE and commenced trading under the symbol “EQU”.

The following table sets forth the price range and trading volume of the Common Shares as reported by the TSX and the NYSE for the period indicated.

	Toronto Stock Exchange		New York Stock Exchange
	High (Cdn$)	Low (Cdn$)	High (US$)	Low (US$)
2012
Q1	5.12	3.73	4.95	3.73
Q2	3.85	2.42	3.85	2.38
Q3	3.95	2.55	4.05	2.48
Q4	3.94	2.94	3.97	2.96
2011
Q1	8.24	5.50	8.47	5.53
Q2	7.35	6.15	7.76	6.61
Q3	6.91	4.32	7.23	4.25
Q4	5.45	3.91	6.06	3.73

The 6.75% Debentures were listed on the TSX on February 9, 2011 under the symbol “EQU.DB.B”.

	High (Cdn$)	Low (Cdn$)
2012
Q1	100.00	97.00
Q2	99.50	90.00
Q3	100.00	96.00
Q4	100.99	93.00
2011
Q1	110.00	102.50
Q2	110.00	101.00
Q3	103.00	97.25
Q4	99.99	85.00

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

Note: Restated to reflect the three for one exchange of trust units for Common Shares

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

Item 6. Selected Financial Data

In thousands of Canadian dollars, except for share amounts.

	2012	2011	2010	2009	2008
FINANCIAL
Oil, NGL and natural gas revenues	61,478	70,512	51,206	45,260	78,722
Funds from operations (2)	30,002	31,955	19,620	19,575	40,457
Net income/(loss) from continuing operations	31,111	2	3,615	10,625	25,292
Per share – basic(1)($)	0.89	0.00	0.14	0.50	1.23
Per share – diluted(1)($)	0.82	0.00	0.14	0.49	1.23
Net income/(loss) from discontinued operations	30,716	5,371	(12,957)	3,508	(57,094)
Per share – basic(1)($)	0.87	0.17	(0.52)	0.17	(2.78)
Per share – diluted(1)($)	0.76	0.16	(0.52)	0.16	(2.78)
Net income/(loss)	61,827	5,373	(9,342)	14,133	(31,802)
Per share – basic(1)($)	1.76	0.17	(0.38)	0.67	(1.55)
Per share – diluted(1)($)	1.58	0.16	(0.38)	0.65	(1.55)
Total assets	226,222	323,094	247,228	252,931	279,389
Working capital (deficiency)	26,602	7,358	(1,832)	17,358	13,007
Long-term debt	—	138,820	117,019	70,000	95,466
Convertible debentures	45,000	45,000	119,775	119,858	120,331
Shareholders’ equity(3)	161,277	99,880	37,329	—	—
SHARES/UNITS OUTSTANDING
Shares outstanding – basic(1) (000s)	35,062	32,040	24,595	21,119	20,554
Shares outstanding – diluted(1) (000s)	41,125	32,768	24,896	21,611	20,554
Shares outstanding at period end(1) (000s)	35,227	34,779	27,710	21,701	20,719

(1)	Restated to reflect three for one exchange of trust units for common shares.
(2)	Funds from operation is a non-GAAP financial measures. Please refer to “Non-GAAP Financial Measures”.
(3)	At December 31, 2009 and 2008, the Company had a trust structure which did not qualify as having shareholders’ equity.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K.

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

On May 3, 2012, the Company’s board of directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, several important initiatives were concluded:

•	A major reduction in debt as a result of several asset sales.

•	Initiation of a USD$0.20 per share annual dividend starting January 1, 2013, which is to be paid quarterly.

•	A review of the composition of the board of directors and senior management team.

•	A review of compensation policies.

•	A focus on the liquids-rich natural gas Hunton property in Central Oklahoma.

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

Financial and Operations Summary	Year ended December 31,
(in thousands except for volumes, percentages and per share and boe amounts)	2012	Change	2011	Change	2010
FINANCIAL
Oil, NGL and natural gas revenues	61,478	(13%)	70,512	38%	51,206
Total gain on commodity contracts	2,915	(63%)	7,799	(143%)	3,209
Funds from operations (1)	30,002	(6%)	31,955	63%	19,620
Net income/(loss) from continuing operations	31,111	>1000%	2	(100%)	3,615
Per share – basic (2) ($)	0.89	>1000%	0.00	(100%)	0.14
Per share – diluted (2) ($)	0.82	>1000%	0.00	(100%)	0.14
Net income/(loss) from discontinued operations	30,716	472%	5,371	(141%)	(12,957)
Per share – basic (2) ($)	0.87	412%	0.17	(133%)	(0.52)
Per share – diluted (2) ($)	0.76	375%	0.16	(131%)	(0.52)
Net income/(loss)	61,827	>1000%	5,373	(158%)	(9,342)
Per share – basic (2) ($)	1.76	935%	0.17	(145%)	(0.38)
Per share – diluted (2) ($)	1.58	888%	0.16	(142%)	(0.38)
Total assets	226,222		323,094		247,228

Working capital (deficiency) including long-term debt (1)	26,602		(131,462)		(26,697)
Convertible debentures	45,000		45,000		119,775
Shareholders’ equity	161,277		99,880		37,329
SHARES OUTSTANDING
Shares outstanding – basic(2) (000s)	35,062		32,040		24,595
Shares outstanding – diluted(2) (000s)	41,125		32,768		24,896
Shares outstanding at period end (000s)	35,227		34,779		27,710
OPERATIONS
Average daily production net of royalties(3)
NGL (bbls per day)	3,237	35%	2,401	32%	1,813
Natural gas (mcf per day)	22,664	30%	17,461	46%	11,954
Oil (bbls per day)	172	(19%)	212	(5%)	224

Total (boe per day)	7,186	30%	5,523	37%	4,030

Average sales price, excluding impact of commodity contracts
NGL ($ per bbl)	31.41	(34%)	47.46	14%	41.73
Gas ($ per mcf)	2.22	(36%)	3.46	(12%)	3.93
Oil ($ per bbl)	92.82	4%	89.11	13%	78.67
Cash flow netback (1) ($ per boe)
Revenue (4)	23.37	(33%)	34.98	0%	34.81
Production expenses	7.78	(7%)	8.39	18%	7.11
Production taxes	1.43	(13%)	1.64	(8%)	1.79
Operating netback	16.47	(37%)	26.13	(9%)	28.71
Cash general and administrative	2.88	(31%)	4.20	(56%)	9.62
Interest expense	2.25	(54%)	4.88	(27%)	6.68
Other cash costs (5)	(0.08)	(162%)	(0.31)	(111%)	(0.93)

Cash flow netback	11.42	(33%)	16.73	25%	13.34

(1)	Funds from operations, cash flow netback and working capital including long-term debt are non-GAAP financial measures. Please refer to “Non-GAAP Financial Measures”.
(2)	Weighted average shares outstanding. See Note 9 to the Financial Statements.
(3)	Production volumes reflect the Company’s continuing operations net of royalty interest which is in accordance with U.S. regulations. Reported production volumes in previous press releases, quarterly reports, annual reports and other public documents included discontinued Canadian operations and were in accordance with the Canadian National Instrument 51 – 101 which is before the deduction of royalty interest.
(4)	Price received includes royalty deductions.
(5)	Other cash costs include realized foreign exchange gains and losses.

QUARTERLY FINANCIAL INFORMATION (in thousands of Canadian dollars except for per share amounts)

	Full Year	2012				Full Year	2011
	2012	Q4	Q3	Q2	Q1	2011	Q4	Q3	Q2	Q1
Revenues	64,393	14,960	11,793	19,034	18,606	78,311	18,727	27,018	23,393	9,173

Funds from operations(1)	30,002	7,760	6,281	6,236	9,725	31,955	10,726	10,696	6,344	4,189

Income/(loss) before taxes from continuing operations	37,945	(1,245)	34,873	290	4,027	10,834	5,036	1,959	9,239	(5,400)

Net income/(loss) from continuing operations	31,111	(5,153)	38,615	(5,429)	3,078	2	92	(1,885)	8,007	(6,212)

Net income/(loss) from discontinued operations	30,716	28,057	3,346	(1,566)	879	5,371	(1,192)	810	1,131	4,622

Net income/(loss)	61,827	22,904	41,961	(6,995)	3,957	5,373	(1,100)	(1,075)	9,138	(1,590)

Basic net income/(loss) per share ($):
Continuing operations	0.89	(0.15)	1.10	(0.16)	0.09	0.00	0.00	(0.05)	0.26	(0.22)

Discontinued operations	0.87	0.80	0.10	(0.04)	0.02	0.17	(0.03)	0.02	0.04	0.16

Net income/(loss)	1.76	0.65	1.20	(0.20)	0.11	0.17	(0.03)	(0.03)	0.30	(0.06)

Diluted net income/(loss) per share ($ per share):
Continuing operations	0.82	(0.15)	0.94	(0.16)	0.09	0.00	0.00	(0.05)	0.22	(0.22)

Discontinued operations	0.76	0.68	0.08	(0.04)	0.02	0.16	(0.03)	0.02	0.04	0.14

Net income/(loss)	1.58	0.57	1.03	(0.20)	0.11	0.16	(0.03)	(0.03)	0.26	(0.06)

(1)	Funds from operations is a non-GAAP financial measure. Please refer to “Non-GAAP Financial Measures”.

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

Q4, Q3 and Q2 2011 revenues and funds from operations are higher than the previous quarters due to the June 1, 2011 acquisition of working interest s from a former joint venture partner in Oklahoma (the “Hunton Acquisition”). During Q1 2011, funds from operations were lower due to legal fees relating to legal proceedings against a former joint venture partner in Oklahoma.

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

Revenues decreased 13% to $61.5 million from $70.5 million in 2011 due to decreased NGL and natural gas prices. The decreases in prices were partially offset by increased NGL and natural gas production. The average price received for NGLs decreased 34% to $31.41 per bbl compared to $47.46 per bbl in 2011 due to excess supply relative to demand in the mid-continent of the United States where Equal’s NGL production is located. The average price received for natural gas in 2012 decreased 36% to $2.22 per mcf from $3.46 per mcf in 2011 due to an oversupply situation for North American natural gas. The average price received for oil in 2012 increased 4% to $92.63 per bbl from $89.22 per bbl in 2011.

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

The overall result was that funds from operations decreased by 11% to $30.0 million in 2012 compared to $33.7 million in 2011 due to the decrease in revenues and increase in production expense which were partially offset by decreases in G&A and interest expense.

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

The Company’s current portfolio of assets consists almost exclusively of the liquids-rich natural gas asset in Central Oklahoma. Equal’s current corporate production is approximately 6,400 boe per day consisting of 49% natural gas, 49% NGLs and 2% crude oil.

For the year ended December 31, 2012, Equal drilled 9 (7.2 net) producing wells, resulting in a 100% success rate:

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

Average Commodity Prices Received Before Impact of Commodity Contracts

	Year ended December 31
	2012	Change	2011	Change	2010
NGL (Cdn$ per bbl)	31.41	(34%)	47.46	14%	41.73

Natural gas (Cdn$ per mcf)	2.22	(36%)	3.46	(12%)	3.93

Oil (Cdn$ per bbl)	92.82	4%	89.11	13%	78.67

Total (Cdn$ per boe)	23.37	(33%)	34.98	0%	34.81

In 2012, the average price received for NGLs decreased 34% to $31.41 per bbl compared to $47.46 per bbl in 2011 due to excess supply relative to demand in the mid-continent of the United States where Equal’s NGL production is located. The average price received for natural gas in 2012 decreased 36% to $2.22 per mcf from $3.46 per mcf in 2011 due to an oversupply situation in North America resulting in a decrease in market prices for natural gas. The average price received for oil in 2012 increased 4% to $92.63 per bbl from $89.22 per bbl in 2011.

In 2011, the average price received for NGLs increased 14% to $47.46 per bbl compared to $41.73 per bbl in 2010. The average price received for natural gas in 2011, decreased 12% to $3.46 per mcf from $3.93 per mcf in 2010 due to an oversupply situation resulting in a decrease in market prices for natural gas. The average price received for oil in 2011 increased 13% to $89.22 per bbl from $78.72 per bbl in 2010.

REVENUES

Revenues (in thousands of Canadian dollars)

	Year ended December 31
	2012	Change	2011	Change	2010
NGL revenues	37,202	(11%)	41,593	51%	27,620
Natural gas revenues	18,433	(16%)	22,024	28%	17,154
Oil revenues	5,843	(15%)	6,895	7%	6,432
Total Gain on commodity contracts	2,915	(63%)	7,799	143%	3,209

Total Revenues	64,393	(18%)	78,311	44%	54,415

In 2012, total revenues decreased 18% to $64.4 million from $78.3 million in 2011 due to decreased NGL and natural gas prices. The decreases in prices were partially offset by increased NGL and natural gas production and gains on commodity contracts.

NGL revenues for 2012 decreased 11% to $37.2 million from $41.6 million in 2011 which was the result of a 34% decrease in sales price received for NGLs partially offset by a 35% increase in production volumes. Natural gas revenues for 2012 decreased 16% to $18.4 million from $22.0 million in 2011 which was the result of a 36% decrease in sales price received for natural gas partially offset by a 30% increase in production volumes. Oil revenues for 2012 decreased 15% to $5.8 million compared to $6.9 million in 2011 which was the result of a 19% decrease in production volumes partially offset by a 4% increase in price received. In 2012, there was a gain on commodity contracts of $2.9 million compared to a $7.8 million gain in 2011.

In 2011, total revenues increased 44% to $78.3 million from $54.4 million in 2010 due to increased NGL and natural gas volumes produced from the Hunton Acquisition in June 2011.

NGL revenues for 2011 increased 51% to $41.6 million from $27.6 million in 2010 which was the result of a 32% increase in production volumes and a 14% increase in sales price received for NGLs. Natural gas revenues for 2011 increased 28% to $22.0 million from $17.2 million in 2010 which was the result of a 46% increase in production volumes partially offset by a 12% decrease in sales price received for natural gas. Oil revenues for 2011 increased 7% to $6.9 million compared to $6.4 million in 2010 which was the result of a 13% increase in sales price received partially offset by a 5% decrease production volume. In 2011, there was a gain on commodity contracts of $7.8 million compared to $3.2 million gain in 2010.

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

In 2012, the transaction costs associated with the Northern Oklahoma sale totaled $0.7 million.

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

DISCONTINUED OPERATIONS

On May 3, 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, the Company completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	on September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of US$40.0 million to its Mississippian joint venture partner;

•	on October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta sold for $15.4 million in addition with the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	on November 2, 2012, the assets in the Lochend Cardium were sold for $62.1 million; and

•	on December 13, 2012, the royalty and fee title lands in Western Canada were sold for $12.1 million.

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

In 2012, Equal spent $14.1 million to develop two Lochend Cardium oil wells, participate in associated infrastructure (gathering lines, batteries and gas plants) and support all other Canadian operations. One of the Cardium wells had new proved reserves of 114.6 Mboe and new probable reserves of 43.2 Mboe (each, net of royalties) and the other Cardium well converted 157.8 Mboe from proved undeveloped to proved developed (net of royalties).

Including a property sale of $8.3 million in Canada previous to the initiation of the Strategic Review, all Canadian assets were disposed for $97.9 million which included proved reserves of 2.9 MMboe (net of royalties).

NET INCOME

In 2012, the Company had net income of $61.8 million which was higher than the $5.4 million in 2011 mainly due to the $36.0 million ($22.3 million net of tax) gain on sale of assets in Oklahoma and the $56.8 million ($42.6 million net of income tax) gain on sale of assets in Canada which was partially offset by decrease in revenues, increase in production expense and increase in depletion.

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

Funds from Operations (in thousands of Canadian dollars)

	Year ended December 31
	2012	2011	2010
Cash provided by operations activities – continuing operations	27,584	29,138	6,504
Changes in operating assets and liabilities
Accounts receivable	(3,899)	6,708	8,691
Prepaid expenses and other current assets	386	(983)	460
Accounts payable and accrued liabilities	5,931	(2,908)	3,965

Funds from operations	30,002	31,955	19,620

Funds from operations decreased by 6% to $30.0 million in 2012 compared to $32.0 million in 2011 due to the decrease in revenues and increase in production expense which were partially offset by the decrease in interest expense. The decrease in revenues is attributed to the decreased prices received for NGLs and natural gas and the increase in production expense is mainly due to the increase in production volumes. The decrease in interest expense is mainly due to proceeds from the asset dispositions being used to pay down the bank credit facility and lower interest paid on the convertible debentures as an 8.25% debenture was redeemed in Q4 2011.

Funds from operations increased by 63% to $32.0 million in 2011 compared to $19.6 million in 2010 due to the increase in revenues and decrease in G&A expense which were partially offset by the increase in production expense. The increase in revenues is mainly due to the Hunton Acquisition in June 2011 and the decrease in G&A expense is mainly due to the legal proceedings with a former joint venture participant that ended in Q2 2011. The increase in production expense is mainly due to the increase in production volumes.

Cash Flow Netback

Management uses cash flow netback to analyze the profitability of its operations. Cash flow netback, as presented, is not intended to represent an alternative to net income (loss) or other measures of financial performance calculated in accordance with GAAP. All references to cash flow netback throughout this MD&A are based on the reconciliation in the following table:

Cash Flow Netback (in thousands of Canadian dollars, except for volume and per boe amounts)

	Year ended December 31
	2012	2011	2010
NGL, natural gas and oil revenues	61,478	70,512	51,206
Cash settlements on commodity contracts	6,063	2,375	4,121
Production expense	(20,457)	(16,908)	(10,462)
Production taxes	(3,754)	(3,312)	(2,639)
General and administrative expense	(7,577)	(8,474)	(14,153)
Interest expense	(5,912)	(9,840)	(9,831)
Realized foreign exchange	207	(240)	1,673
Other	(46)	(391)	(295)

Cash flow netback	30,002	33,722	19,620
Total production volume (Mboe)	2,630	2,016	1,471

Cash flow netback (non-GAAP) ($ per boe)	11.41	16.73	13.34

Cash flow netback decreased 32% to $11.41 per boe in 2012 compared to $16.73 per boe in 2011 mainly due to the 29% decrease in revenues to $25.68 per boe in 2012 compared to $36.16 per boe in 2011 as a result of the decrease in prices for NGLs and natural gas. The decreases in revenues on a per boe basis was partially offset by the per boe decreases in production expense, production taxes, G&A and interest expense.

Cash flow netback increased 25% to $16.73 per boe in 2011 compared to $13.34 per boe in 2010 mainly due to the per boe decreases G&A and interest expense which were partially offset by per boe decreases in revenues and increases in production expenses.

Working Capital (Deficit) including Long-term Debt

Working Capital (Deficit) including Long-term Debt (in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Cash	22,969	5,553
Accounts receivable	15,524	19,742
Prepaid expenses, deposits and other	926	552
Accounts payable and accrued liabilities	(8,600)	(14,673)
Accounts receivable – discontinued operations	1,463	5,432
Prepaid expenses, deposits and other – discontinued operations	130	318
Accounts payable and accrued liabilities – discontinued operations	(5,810)	(9,566)

Working capital	26,602	7,358
Long-term debt	—	(138,820)

Working capital (deficit) including long-term debt	26,602	(131,462)

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

CAPITAL EXPENDITURES

Capital Expenditures (in thousands of Canadian dollars)

	Year ended December 31
	2012	2011	2010
Property, plant and equipment expenditures (1)	24,480	32,900	13,207
Hunton Acquisition (2)	—	91,656	—
Dispositions (1)	(63,925)	—	—

Total	(39,445)	124,556	13,207

(1)	Includes the settlement of $5.2 million (US$5.2 million) in payables to Atlas as part of the Mississippian Sales in 2012.
(2)	Includes the settlement of $5.6 million (US$5.8 million) in receivables from JV Participant in 2011.

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

Substantial Capital Requirements

Equal Energy anticipates making substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future. If the Company’s revenues or reserves decline, it may limit Equal Energy’s ability to expend or access the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes or, if debt or equity financing is available, that it will be on terms acceptable to the Company. The inability of the Company to access sufficient capital for its operations could have a material adverse effect on the Company’s financial condition, results of operations or prospects.

Capital Markets

The market events and conditions witnessed over the past three years, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, have caused significant volatility in commodity prices and increases in the rates at which Equal Energy is able to borrow funds for its capital programs. While there have been recent signs which may suggest the beginning of a global economic recovery, there can be no certainty regarding the timing or extent of a potential recovery, and such continued uncertainty in the global economic situation means that the Company, along with all other oil and gas entities, may continue to face restricted access to capital and increased borrowing costs. This could have an adverse effect on the Company, as its ability to make future capital expenditures is dependent on, among other factors, the overall state of the capital markets and investor appetite for investments in the energy industry generally and the Company’s securities in particular.

Additional Funding Requirements

Equal Energy’s cash flow from its producing reserves may not be sufficient to fund its ongoing activities at all times. From time to time, the Company may require additional financing in order to carry out its acquisition, exploration and development activities. Failure to obtain such financing on a timely basis could cause the Company to forfeit its interest in certain properties, miss certain acquisition opportunities and reduce or terminate its operations. If the Company’s revenues from its reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect the Company’s ability to expend the necessary capital to replace its reserves or to maintain its production. If the Company’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available on favorable terms.

Issuance of Debt

From time to time Equal Energy may enter into transactions to acquire assets or the shares of other corporations. These transactions may be financed partially or wholly with debt, which may increase the Company’s debt levels above industry standards for oil and natural gas companies of similar size. Depending on future exploration and development plans, the Company may require additional debt financing that may not be available or, if available, may not be available on favourable terms. Neither the articles of the Company nor its by-laws limit the amount of indebtedness that the Company may incur. The level of the Company’s indebtedness from time to time, could impair its ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise and could negatively affect the Company’s debt ratings. This in turn, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

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

Commitments

As of December 31, 2012, Equal has commitments for the following payments:

Commitments & Obligations (in thousands of Canadian dollars)

	2013	2014	2015	2016	2017 and past	Total
Long-term debt (1)	—	—	—	—	—	—
Interest on long-term debt (2)	625	313	—	—	—	938
Convertible debentures (3)	—	—	—	45,000	—	45,000
Interest on convertible debentures (3)	3,038	3,038	3,038	759	—	9,873
Accounts payable & accrued liabilities	8,600	—	—	—	—	8,600
Office leases	985	995	1,007	763	—	3,750
Vehicle leases	150	133	72	44	—	399
Liabilities from discontinued operations	5,840	—	—	—	783	6,623

Total	19,238	4,479	4,117	46,566	783	75,183

(1)	The bank credit facility was undrawn as of December 31, 2012. If the bank credit facility is not renewed in June 2013, any outstanding balance is to be paid by June 2014.
(2)	Interest is based on the standby-charge of 0.5% for the unused balance of the bank credit facility.
(3)	The convertible debentures bear interest at 6.75% per annum and mature March 31, 2016.

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

Equal’s capital structure at December 31, 2012 is as follows:

Capitalization (in thousands of Canadian dollars except percentages)	December 31, 2012
	Amount	%
Working capital surplus (1)	(26,602)	(21%)
Convertible debentures	45,000	35%
Shares issued, at market (2)	108,498	86%

Total capitalization	126,896	100%

(1)	Refer to Non-GAAP Financial Measures for more information.
(2)	The market price of Equal’s shares on December 31, 2012 was $3.08 per share.

Cash Flow from Operating, Investing and Financing Activities (in thousands of Canadian dollars)

	Year ended December 31
	2012	2011	2010
Cash provided by operating activities – continuing operations	27,584	29,138	6,504
Cash provided by operating activities – discontinued operations	7,211	27,141	27,932

Cash provided by operating activities	34,795	56,279	34,436

Cash provided by (used in) investing activities – continuing operations	37,124	(116,933)	(10,517)
Cash provided by (used in) investing activities – discontinued operations	80,646	(12,972)	(32,197)

Cash provided by (used in) investing activities	117,770	(129,905)	(42,714)

Cash provided by (used in) financing activities	(135,066)	76,612	(8,071)

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

Working Capital (in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Cash	22,969	5,553
Accounts receivable	15,524	19,742
Prepaid expenses, deposits and other	926	552
Accounts payable and accrued liabilities	(8,600)	(14,673)
Accounts receivable – discontinued operations	1,463	5,432
Prepaid expenses, deposits and other – discontinued operations	130	318
Accounts payable and accrued liabilities – discontinued operations	(5,810)	(9,566)

Working capital	26,602	7,358
Long-term debt	—	(138,820)

Working capital including long-term debt	26,602	(131,462)

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet – Disclosure about Offsetting Assets and Liabilities (Topic 210).” The update requires an entity to disclose information about offsetting assets and liabilities and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2013. The implementation of this update is not expected to materially impact the Company’s disclosure.

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

Equal has not designated any of its derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value, which reflects changes in commodity prices. Changes in fair values of the Company’s derivative contracts are recognized as a gain and loss in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price.

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

A default by the Company under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allows the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the Company’s senior credit facility. As of December 31, 2012, the counterparties to the Company’s open derivative contracts consisted of three financial institutions, two of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under derivative contracts.

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

Signed “KPMG”

Chartered Accountants

Calgary, Canada

March 14, 2013

Equal Energy Ltd.

Consolidated Balance Sheets

(in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	22,969	5,553
Accounts receivable (note 3)	15,524	19,742
Prepaid expenses, deposits and other	926	552
Commodity contracts (note 10)	1,446	4,813
Assets of discontinued operations (note 13)	2,168	5,750

Total current assets	43,033	36,410
Oil and natural gas properties, full cost method of accounting: (note 4)
Proved	145,442	173,417
Unproved	2,080	4,627

Total oil and natural gas properties, net	147,522	178,044
Other capital assets	485	917

Total property, plant and equipment, net	148,007	178,961
Other assets	1,422	1,859
Commodity contracts (note 10)	159	—
Deferred income tax asset (note 11)	33,601	41,293
Assets of discontinued operations (note 13)	—	64,571

Total assets	226,222	323,094

Liabilities
Current liabilities
Accounts payable and accrued liabilities	8,600	14,673
Liabilities of discontinued operations (note 13)	5,840	10,887

Total current liabilities	14,440	25,560

Long-term debt (note 5)	—	138,820
Convertible debentures (note 6)	45,000	45,000
Asset retirement obligation (note 7)	4,722	5,270
Liabilities of discontinued operations (note 13)	783	8,564

Total liabilities	64,945	223,214

Shareholders’ equity
Common shares (35,226,526 and 34,779,435 shares issued and outstanding)	225,249	223,437
Contributed surplus	9,298	6,439
Accumulated other comprehensive loss (note 15)	(26,218)	(21,117)
Deficit	(47,052)	(108,879)

Total shareholders’ equity	161,277	99,880

Total liabilities and shareholders’ equity	226,222	323,094

Commitments and contingencies (notes 10 and 14)

See accompanying notes to the consolidated financial statements

Equal Energy Ltd.

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands of Canadian dollars except shares)	Number of common shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Shareholders’ equity
Balances, December 31, 2009	—	$—	$—	$(19,394)	$(103,691)	$(123,085)

Conversion – effected through Plan of Arrangement (note 8)	21,902,530	136,673	3,110	—	(1,219)	138,564
Issue of common shares under restricted share plan	193,729	1,105	(1,105)	—	—	—
Issue of common shares under equity offering (net of issue costs/tax)	5,613,600	36,215	—	—	—	36,215
Share-based compensation before capitalization	—	—	1,529	—	—	1,529
Comprehensive loss and loss for the year	—	—	—	(6,552)	(9,342)	(15,894)

Balances, December 31, 2010	27,709,859	$173,993	$3,534	$(25,946)	$(114,252)	$37,329

Issue of common shares under restricted share plan	194,576	1,142	(1,142)	—	—	—
Issue of common shares on exercise of options	25,000	134	(10)	—	—	124
Issue of common shares under equity offering (net of issue costs/tax)	6,850,000	48,168	—	—	—	48,168
Share-based compensation before capitalization	—	—	4,057	—	—	4,057
Comprehensive income and net income for the year	—	—	—	4,829	5,373	10,202

Balances, December 31, 2011	34,779,435	$223,437	$6,439	$(21,117)	$(108,879)	$99,880

Issue of common shares under restricted share plan	447,091	1,812	(1,812)	—	—	—
Share-based compensation before capitalization	—	—	4,671	—	—	4,671
Comprehensive loss and net income for the year	—	—	—	(5,101)	61,827	56,726

Balances, December 31, 2012	35,226,526	$225,249	$9,298	$(26,218)	$(47,052)	$161,277

See accompanying notes to the consolidated financial statements.

Equal Energy Ltd.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31
(in thousands of Canadian dollars except per share amounts)	2012	2011	2010
Revenues
NGL, natural gas and oil revenues	61,478	70,512	51,206
Total gain on commodity contracts (note 10)	2,915	7,799	3,209

Total revenues	64,393	78,311	54,415
Expenses
Production	20,457	16,908	10,462
Production taxes	3,754	3,312	2,639
General and administrative including share-based compensation (note 8)	11,145	10,975	16,370
Interest expense (notes 5, 6 and 12)	5,912	9,840	9,831
Depletion and depreciation (note 4)	22,888	14,936	4,262
Amortization of deferred charges	437	1,860	1,242
Accretion of asset retirement obligation (note 7)	405	248	175
Gain on sale of assets (note 4)	(36,036)	—	—
Transaction costs on asset acquisition/dispositions	708	1,767	—
Redemption fee on convertible debentures (note 6)	—	2,975	—
Realized foreign exchange (gain)/loss	(207)	240	(1,673)
Unrealized foreign exchange (gain)/loss	(3,015)	4,416	383

	26,448	67,477	43,691

Income from continuing operations before taxes	37,945	10,834	10,724
Taxes (note 11)
Current tax expense	—	391	295
Deferred tax expense	6,834	10,441	6,814

	6,834	10,832	7,109

Income/(loss) from continuing operations	31,111	2	3,615

Discontinued operations (note 13):
Income/(loss) from discontinued operations	(11,890)	5,371	(12,957)
Gain on sales of discontinued operations, net of tax expense of $13.4 million	42,606	—	—

Net income / (loss)	61,827	5,373	(9,342)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(5,101)	4,829	(6,552)

Comprehensive income/(loss)	56,726	10,202	(15,894)

Earnings per share information (note 9)
Basic earnings per share from continuing operations	$0.89	$0.00	$0.14
Basic earnings per share from discontinued operations	$0.87	$0.17	($0.52)

Basic earnings per share	$1.76	$0.17	($0.52)
Diluted earnings per share from continuing operations	$0.82	$0.00	$0.14
Diluted earnings per share from discontinued operations	$0.76	$0.16	($0.52)

Diluted earnings per share	$1.58	$0.16	($0.38)

See accompanying notes to the consolidated financial statements.

Equal Energy Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands of Canadian dollars)	2012	2011	2010
Operating Activities
Net income / (loss)	61,827	5,373	(9,342)
Net income / (loss) from discontinued operations	(30,716)	(5,371)	12,957
Adjustments to reconcile net income to net cash provided by operating activities
Depletion and depreciation (note 4)	22,888	14,936	4,262
Accretion of asset retirement obligation (note 7)	405	248	175
Share-based compensation (note 8)	3,568	2,501	2,217
Amortization of deferred charges	437	1,860	1,242
Commodity derivative fair value gains	(2,915)	(7,799)	(3,209)
Cash receipts for settled derivatives (note 10)	6,063	2,375	4,121
Gain on sale of assets (note 4)	(36,036)	—	—
Transactions costs on asset dispositions	708	—	—
Redemption fee on convertible debentures	—	2,975	—
Deferred tax expense	6,834	10,441	6,814
Cash paid on asset retirement obligation (note 7)	(46)	—	—
Unrealized foreign exchange (gain)/loss	(3,015)	4,416	383
Changes in operating assets and liabilities:
Accounts receivable	3,899	(6,708)	(8,691)
Prepaid expenses and other current assets	(386)	983	(460)
Accounts payable and accrued liabilities	(5,931)	2,908	(3,965)

Cash provided by operating activities – continuing operations	27,584	29,138	6,504
Cash provided by operating activities – discontinued operations	7,211	27,141	27,932

Cash provided by operating activities	34,795	56,279	34,436
Investing Activities
Property, plant and equipment additions	(20,841)	(30,835)	(14,020)
Asset acquisition	—	(86,098)	—
Proceeds on sale of property, plant and equipment	58,673	—	—
Transaction costs on asset dispositions	(708)	—	—

Repayment of long-term receivable	—	—	3,503

Cash provided by / (used in) investing activities – continuing operations	37,124	(116,933)	(10,517)
Cash provided by / (used in) investing activities – discontinued operations	80,646	(12,972)	(32,197)

Cash provided by / (used in) investing activities	117,770	(129,905)	(42,714)
Financing Activities
Increase / (decrease) in long-term debt (note 5)	(135,066)	109,047	(43,630)
Issue of shares, net of issuance costs	—	47,417	35,641
Issuance of convertible debentures, net of costs	—	42,741	—
Redemption of convertible debentures	—	(119,618)	(82)
Redemption fee on convertible debentures	—	(2,975)	—

Cash provided by / (used in) financing activities	(135,066)	76,612	(8,071)
Foreign exchange on financial balances	(83)	62	(826)

Change in cash and cash equivalents	17,416	3,048	(17,175)
Cash and cash equivalents, beginning of year	5,553	2,505	19,680

Cash and cash equivalents, end of year	22,969	5,553	2,505

Supplementary Cash Flow Information
Interest paid	6,795	10,945	12,048
Income tax paid	67	391	693

See accompanying notes to the consolidated financial statements.

Equal Energy Ltd.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The U.S. subsidiaries of Equal are considered to be “self-sustaining operations” and have a U.S. dollar functional currency. As a result, the revenues and expenses are translated to Canadian dollars using average exchange rates for the period. Assets and liabilities are translated at the period-end exchange rate. Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) in shareholders’ equity.

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

3.	Accounts Receivable

The components of account receivable include the following:

(in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Accounts receivable – trade	10,677	12,841
Accounts receivable – other	5,019	6,936
Allowance for doubtful accounts	(172)	(35)

	15,524	19,742

4.	Property, Plant and Equipment (“PP&E”)

Property, Plant and Equipment	As at December 31, 2012
(in thousands of Canadian dollars)	Cost	Accumulated DD&A	Net Book Value
Oil and natural gas properties
Proved	498,686	(353,244)	145,442
Unproved	2,080	—	2,080

	500,766	(353,244)	147,522
Other capital assets	1,150	(665)	485

Total Property, Plant and Equipment	501,916	(353,909)	148,007

Property, Plant and Equipment	As at December 31, 2011
(in thousands of Canadian dollars)	Cost	Accumulated DD&A	Net Book Value
Oil and natural gas properties
Proved	527,784	(354,367)	173,417
Unproved	4,627	—	4,627

	532,411	(354,367)	178,044
Other capital assets	1,415	(498)	917

Total Property, Plant and Equipment	533,826	(354,865)	178,961

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

On May 3, 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, the Company completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	on September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of US$40.0 million to its Mississippian joint venture partner;

•	on October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta sold for $15.4 million in addition with the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	on November 2, 2012, the assets in the Lochend Cardium were sold for $62.1 million; and

•	on December 13, 2012, the royalty and fee title lands in Western Canada were sold for $12.1 million.

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

5.	Long-term Debt

(in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Long-term debt	—	138,820

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

6.	Convertible Debentures

(in thousands of Canadian dollars)	EQU.DB 8% Series	EQU.DB.A 8.25% Series	EQU.DB.B 6.75% Series	Total
Balance, January 1, 2011	80,128	39,649	—	119,777
Issuance			45,000	45,000
Redeemed	(80,128)	(39,649)	—	(119,777)

Balance, December 31, 2011	—	—	45,000	45,000

Balance at December 31, 2012	—	—	45,000	45,000

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

At December 31, 2012, the asset retirement obligation is estimated to be $4.7 million (December 31, 2011 – $5.3 million). These obligations will be settled at the end of the useful lives of the underlying assets, which currently averages 13 years, but extends up to 30 years into the future. This amount has been calculated using an inflation rate of 2.0% and discounted using a credit-adjusted risk free rate of 8.0% to 10.0%.

The following table reconciles the asset retirement obligation:

(in thousands of Canadian dollars)	December 31, 2012	December 31, 2011
Balance, beginning of year	5,270	2,710
Additions	79	38
Accretion expense	405	248
Acquired	—	495
Dispositions	(833)	—
Costs incurred	(46)	—
Change in estimate	(21)	1,689
Foreign exchange	(132)	90

Balance, end of year	4,722	5,270

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

(in Canadian dollars, except for number of options)	Number of Options(1)	Weighted Average Exercise Price(1)	Number of Non-vested Options(1)	Weighted Average Grant Date Fair Value(1)
Options outstanding at December 31, 2009	235,331	$19.80	10,000	$2.10
Options granted	986,708	5.91	986,708	2.30
Options vested	—	—	(26,667)	2.31
Options forfeited	(163,887)	12.86	(94,887)	2.32

Options outstanding at December 31, 2010	1,058,152	$7.92	875,154	$2.30
Options exercised	(25,000)	4.95	—	—
Options granted	568,713	7.16	568,713	2.93
Options vested	—	—	(166,056)	2.43
Options forfeited	(298,370)	13.03	(159,261)	2.32

Options outstanding at December 31, 2011	1,303,495	$6.47	1,118,550	$2.59
Options granted	50,000	2.95	50,000	1.02
Options vested	—	—	(482,950)	2.57
Options forfeited	(618,957)	6.21	(382,041)	2.38

Options outstanding at December 31, 2012	734,538	$6.45	303,559	$2.63

Options exercisable at December 31, 2012	430,979	$6.46

(1)	Restated to reflect the three for one exchange of trust units for common shares on May 31, 2010.

(in Canadian dollars, except for number of options)
Exercise price range	Number of options	Weighted average exercise price	Weighted average remaining contract life in years	Number of options exercisable	Weighted average price of exercisable options
$4.66 to $4.90	134,150	$4.78	1.74	51,067	$4.87
$6.15 to $6.67	263,733	6.21	0.85	234,866	6.19
$7.16 to $7.26	306,322	7.26	2.03	114,713	7.26
$8.19 to $8.40	30,333	8.21	1.13	30,333	8.21

Balance at December 31, 2012	734,538	$6.45	1.52	430,979	$6.46

For the year ended December 31, 2012, there were no common shares issued upon the exercise of any share options (year ended December 31, 2011 – 25,000; year ended December 31, 2010 – nil).

The weighted average grant date fair value for options granted in 2012 was $1.02 (2011 – $2.93; 2010 – $2.30). The weighted average grant date fair value for non-vested options at December 31, 2012 was $2.63 (December 31, 2011 – $2.59). The weighted average grant date fair value for options vested in 2012 was $2.57 (2011 – $2.43; 2010 – $2.31). The total fair value of options vested during 2012 was $1.2 million (2011 – $0.4 million; 2010 – $0.1 million).

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

The estimated grant date fair value of options was determined using the Black-Scholes model under the following assumptions:

	2012	2011	2010
Weighted-average fair value of options granted ($/option)	1.02	2.93	2.30
Risk-free interest rate (%)	1.13	2.00	1.71
Estimated hold period prior to exercise (years)	3.0	4.0	4.0
Expected volatility (%)	50	50	50
Expected cash distribution yield (%)	—	—	—

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

The following table is a continuity of the restricted shares:

(in thousands of Canadian dollars, except for number of restricted shares and grant date values)	Number of Restricted Shares(1)	Weighted Average Grant Date Fair Value(1)	Vest Date Intrinsic Value
Restricted shares outstanding at December 31, 2009	534,730	$10.41
Restricted shares granted	438,279	5.24
Restricted shares vested and exercised	(395,896)	8.91	$2,382
Restricted shares forfeited	(69,354)	11.09

Restricted shares outstanding at December 31, 2010	507,759	$7.03
Restricted shares granted	740,105	7.17
Restricted shares vested and exercised	(194,576)	10.52	$1,142
Restricted shares forfeited	(107,003)	5.67

Restricted shares outstanding at December 31, 2011	946,285	$6.57
Restricted shares granted	1,063,082	3.82
Restricted shares vested and exercised	(447,091)	6.35	$1,805
Restricted shares forfeited	(341,787)	4.75

Restricted shares outstanding at December 31, 2012	1,220,489	$4.77

(1)	Restated to reflect the three for one exchange of trust units for common shares on May 31, 2010.

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

The weighted average grant date fair value for restricted shares granted in 2012 was $3.82 (2011 – $7.17; 2010 – $5.24). The weighted average grant date fair value for non-vested options at December 31, 2012 is $4.77 (December 31, 2011 – $6.57). The weighted average grant date fair value for restricted shares vested in 2012 was $6.35 (2011 – $10.52; 2010 – $8.91).

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

For the year ended December 31, 2010

(in thousands of Canadian dollars except shares and per share amounts)	Net Income / (Loss)	Weighted Average Shares Outstanding	Per Share
Basic – from continuing operations	3,615	24,594,866	$0.14
Basic – from discontinued operations	(12,957)	24,594,866	(0.52)

Basic – combined continuing and discontinued operations	(9,342)	24,594,866	($0.38)

Diluted– from continuing operations	3,615	24,896,067	$0.14

Diluted – from discontinued operations	(12,957)	24,594,866	(0.52)

Diluted– combined continuing and discontinued operations	(9,342)	24,594,866	($0.38)

For the calculation of the weighted average number of diluted shares outstanding for the year ended December 31, 2010, all restricted shares were dilutive for the continuing operations and all options and the convertible debentures were excluded as they were anti-dilutive to the calculation.

Weighted Average Shares Outstanding

	Year ended December 31
(in thousands of Canadian dollars except shares and per share amounts)	2012	2011	2010
Weighted average number of shares outstanding	35,062,257	32,039,817	24,594,866
Shares issuable pursuant to options	—	51,236	—
Shares issuable pursuant to restricted shares	1,062,847	676,996	301,201
Shares issuable pursuant to convertible debentures(1)	5,000,000	—	—

Weighted average number of diluted shares outstanding	41,125,104	32,768,049	24,896,067

(1)	In 2012, the conversion of the convertible debentures would result in an interest reduction of $3.0 million.

10.	Risk Management

(a)	Fair value of financial instruments

Equal classifies the fair value measurements of its financial instruments recognized at fair value in the balance sheet according to the following hierarchy based on the amount of observable inputs used to value the instrument.

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1. Prices in Level 2 are either directly or indirectly observable as of the reporting date. Level 2 valuations are based on inputs, including quoted forward prices for commodities, time value and volatility factors, which can be substantially observed or corroborated in the marketplace.

•	Level 3 – Valuations in this level are those with inputs for the asset or liability that are not based on observable market data.

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

As at December 31, 2012
			Fair Value Measurements Using:
(in thousands of Canadian dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Commodity contracts asset	1,605	1,605	—	1,605	—

As at December 31, 2011
			Fair Value Measurements Using:
(in thousands of Canadian dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Commodity contracts asset	4,813	4,813	—	4,813	—

(b)	Financial risk management

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

Changes in the U.S. to Canadian foreign exchange rates affect other comprehensive income as the U.S. division is considered a self-sustaining foreign operation. The following financial instruments were denominated in U.S. dollars as at December 31, 2012:

(in thousands of dollars) As at December 31, 2012	Canadian division (in U.S. dollars)	U.S. division (in U.S. dollars)
Cash and cash equivalents	9,319	5,810
Accounts receivable	—	14,458
Prepaid expenses, deposits and other	—	558
Commodity contracts	—	896
Accounts payable	(4)	(7,534)
Long-term debt	—	—

Net exposure	9,315	14,188

Effect of a $0.02 increase in U.S. to Cdn exchange rate:
Change to pre-tax net income	186	—
Change to other comprehensive income	—	284

Effect of a $0.02 decrease in U.S. to Cdn exchange rate:
Change to pre-tax net income	(186)	—
Change to other comprehensive income	—	(284)

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

All financial liabilities have short-term maturities with the exception of the long-term debt (Note 5), the 6.75% convertible debentures (Note 6) and the liabilities from discontinued operations, as set out below:

Commitments & Obligations (in thousands of Canadian dollars)

	2013	2014	2015	2016	2017 and past	Total
Long-term debt (1)	—	—	—	—	—	—
Interest on long-term debt (2)	625	313	—	—	—	938
Convertible debentures (3)	—	—	—	45,000	—	45,000
Interest on convertible debentures (3)	3,038	3,038	3,038	759	—	9,873
Accounts payable & accrued liabilities	8,600	—	—	—	—	8,600
Office leases	985	995	1,007	763	—	3,750
Vehicle leases	150	133	72	44	—	399
Liabilities from discontinued operations	5,840	—	—	—	783	6,623

Total	19,238	4,479	4,117	46,566	783	75,183

(1)	The bank credit facility was undrawn as of December 31, 2012. If the bank credit facility is not renewed in June 2013, any outstanding balance is to be paid by June 2014.
(2)	Interest is based on the standby-charge of 0.5% for the unused balance of the bank credit facility.
(3)	The convertible debentures bear interest at 6.75% per annum and mature March 31, 2016.

11.	Taxes

Income Tax Benefit Expense

The (loss) earnings from continuing operations before income taxes and the components of income tax (benefit) expense for the years 2012, 2011 and 2010 were as follows:

(in thousands of Canadian dollars)	2012	2011	2010
Current income tax expense
U.S. federal and state	—	391	295
Deferred income tax expense
U.S. federal and state	6,834	10,441	6,814

Total income tax expense	6,834	10,832	7,109

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

On May 3, 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, the Company completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	on September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of US$40.0 million to its Mississippian joint venture partner;

•	on October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta sold for $15.4 million in addition with the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	on November 2, 2012, the assets in the Lochend Cardium were sold for $62.1 million; and

•	on December 13, 2012, the royalty and fee title lands in Western Canada were sold for $12.1 million.

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

The carrying amounts of the major classes of assets and liabilities of discontinued operations in the consolidated balance sheets were as follows:

Discontinued Operations	As at December 31
(in thousands of Canadian dollars)	2012	2011
Accounts receivable	1,463	5,432
Prepaid expenses, deposits and other	130	318
Capital assets to be disposed	575	—

Total current assets	2,168	5,750
Oil and natural gas properties, full cost method of accounting:
Proved	—	27,191
Unproved	—	13,818

Total oil and natural gas properties	—	41,009
Other capital assets	—	867

Total property, plant and equipment	—	41,876
Deferred income tax asset	—	22,695

Total assets of discontinued operations	2,168	70,321
Accounts payable and accrued liabilities	5,810	9,566
Current portion of asset retirement obligation	30	1,321

Total current liabilities	5,840	10,887
Asset retirement obligation	783	8,564

Total liabilities of discontinued operations	6,623	19,451

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

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisitions of properties
Proved	$—	$91,675	$5,485
Exploration	2,395	2,980	1,808
Development	22,085	31,245	5,914

Total cost incurred	$24,480	$125,900	$13,207

Results of Operations for Oil and Natural Gas Producing Activities

The Company’s results of operations from oil and natural gas producing activities for each of the years 2012, 2011 and 2010 are shown in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues (1)	$61,478	$70,512	$51,206
Expenses
Production costs	20,457	16,908	10,462
Production taxes	3,754	3,312	2,639
Depreciation and depletion	22,888	14,936	4,262
Accretion of asset retirement obligations	405	248	175

Total expenses	47,504	35,404	17,718

Income before income taxes	13,974	35,108	33,488
Income taxes(2)	(5,305)	(13,327)	(12,712)

Results of operations for oil and natural gas producing activities (excluding corporate overhead and interest costs)	$8,669	$21,781	$20,776

Depletion and depreciation rate ($ per boe)	$8.70	$7.41	$2.90

(1)	Excludes gains on commodity contracts
(2)	Reflects the Company’s effective tax rate.

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

2010 Activity. During 2010, the Company recognized additional proved reserves of 3.5 MMboe, which were primarily attributable to the positive revisions based on well performance and improved liquids yield recognition. Continuing well performance that exceeded prior years’ engineering assumptions and improved geological mapping of the Hunton field resulted in per well booking of reserves for proved, undeveloped locations. Three wells (1.6 net) were drilled during 2010, adding 105 Mboe of new reserves. One well (0.8 net) was drilled in the liquids rich natural gas Hunton play and two (0.8 net) Circus oil wells were drilled.

Production of proved reserves during 2010 totaled 82 Mbbls of oil, 662 Mbbls of NGL, and 4,363 MMcf of natural gas.

2011 Activity. During 2011 the Company recognized additional proved reserves of 8.8 MMboe. The primary event that affected reserves was the Hunton acquisition that was completed in June of 2011 for a total of US$91.7 million adding approximately 6.7 MMboe of proved reserves. Positive technical revisions of proved reserves were experienced in 2011 in the amount of 0.8 Mboe as producing wells continued to perform above prior years’ expectations. A total of 13 wells (11.3 net) were drilled in 2011 targeting liquids rich Hunton natural gas and to preserve rights in the emerging Mississippian oil play. The drilling program added 3.3 MMboe of reserves during 2011.

Production of proved reserves during 2011 totaled 77 Mbbls of oil, 877 Mbbls of NGL, and 6,373 MMcf of natural gas.

2012 Activity. During 2012 the Company recognized a reduction of proved reserves of 4.9 MMboe. Equal drilled three (2.7 net) wells in the Twin Cities Central Dolomite area of its central Oklahoma Hunton play, adding a total of 2.7 MMboe of proved reserves. Negative revisions of proved reserves was experienced in 2012 for 3.2 MMboe, primarily in the booking of proven undeveloped reserves relating to reduced working interests in the PUD’s booked and an overall reduction in future development capital recorded. Dispositions of Hunton reserves in northern Oklahoma removed 1.8 MMboe of reserves.

Production of proved reserves during 2012 totaled 63 Mbbls of oil, 1,185 Mbbls of NGL and 8,295 MMcf of natural gas.

The summary below presents changes in the Company’s estimated reserves for 2010, 2011 and 2012.

	Oil	Natural Gas Liquids	Natural Gas	Oil Equivalent
	(Mbbls)	(Mbbls)	(MMcf)	(Mboe)
Proved developed and undeveloped reserves
As of December 31, 2009	512	5,662	37,099	12,357
Revisions of previous estimates	18	1,660	16,234	4,384
Acquisitions of new reserves	81	199	961	440
Extensions and discoveries	—	44	367	105
Sales of reserves in place	—	—	—	—
Production	(82)	(662)	(4,363)	(1,471)

As of December 31, 2010	529	6,903	50,298	15,815
Revisions of previous estimates	(257)	804	1,543	804
Acquisitions of new reserves	210	2,522	23,972	6,727
Extensions and discoveries	1	1,276	12,170	3,305
Sales of reserves in place	—	—	—	—
Production	(77)	(877)	(6,373)	(2,016)

As of December 31, 2011	406	10,628	81,610	24,636
Revisions of previous estimates	(9)	(1,137)	(12,395)	(3,212)
Acquisitions of new reserves	—	—	—	—
Extensions and discoveries	43	947	10,260	2,700
Sales of reserves in place	(109)	(360)	(7,807)	(1,770)
Production	(63)	(1,185)	(8,295)	(2,631)

As of December 31, 2012	268	8,893	63,373	19,723

	Oil	Natural Gas Liquids	Natural Gas	Oil Equivalent
	(Mbbls)	(Mbbls)	(MMcf)	(Mboe)
Proved developed reserves of December 31, 2012	268	7,410	52,263	16,389
Proved undeveloped reserves of December 31, 2012	—	1,483	11,110	3,335

	Oil	Natural Gas Liquids	Natural Gas	Oil Equivalent
	(Mbbls)	(Mbbls)	(MMcf)	(Mboe)
Proved developed reserves
As of December 31, 2009	508	4,342	26,325	9,238
As of December 31, 2010	529	4,543	31,063	10,249
As of December 31, 2011	406	7,824	59,649	18,172
Proved undeveloped reserves
As of December 31, 2009	4	1,320	10,744	3,115
As of December 31, 2010	—	2,360	19,235	5,566
As of December 31, 2011	—	2,804	21,961	6,464

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year to year are prepared in accordance with Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas (“ASC Topic 932”). The assumptions underlying the computation of the standardized measure of discounted cash flows may be summarized as follows:

•	the standardized measure includes the Company’s estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;

•	pricing is applied based upon 12-month unweighted average index prices at December 31, 2012, 2011 and 2010. The prices realized by the Company differ from index prices; the Company receives daily average index prices, net of adjustments for transportation and regional price differentials. Calculated first of the month, 12-month unweighted arithmetic average per unit index prices, not inclusive of adjustments for transportation and regional price differentials, for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2012	2011	2010
Oil (US$ per Bbl)	$94.71	$96.19	$79.43
Natural gas (US$ per mcf)	$2.86	$4.33	$4.54
Natural gas liquids (% of WTI)	37%	$53%	$51%

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure in ASC Topic 932 (in thousands).

	At December 31,
	2012	2011	2010
Future cash inflows from production	$453,905	$848,555	$492,322
Future production costs	(155,132)	(201,328)	(105,066)
Future development costs(1)	(28,075)	(57,393)	(36,997)
Future income tax expenses	—	(11,349)	—

Undiscounted future net cash flows	270,698	578,485	350,259
10% annual discount	(117,135)	(273,239)	(153,165)

Standardized measure of discounted future net cash flows	$153,563	$305,246	$197,093

(1)	Includes abandonment costs.

The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2009	$83,770
Changes during the year
Revenues less production and other costs	(38,015)
Net changes in prices, production and other costs	60,675
Development costs incurred	16,759
Net changes in future development costs	7,215
Extensions and discoveries	2,575
Revisions of previous quantity estimates	47,274
Accretion of discount	8,377
Net change in income taxes	2,720
Purchases of reserves in-place	10,778
Sales of reserves in-place	—
Other(1)	(4,945)

Net change for the year	11,323
Present value as of December 31, 2010	197,093
Changes during the year
Revenues less production and other costs	(50,292)
Net changes in prices, production and other costs	17,717
Development costs incurred	21,155
Net changes in future development costs	(40,588)
Extensions and discoveries	39,304
Revisions of previous quantity estimates	20,971
Accretion of discount	19,709
Net change in income taxes	(5,976)

Purchases of reserves in-place	81,297
Sales of reserves in-place	—
Other(1)	4,856

Net change for the year	108,153
Present value as of December 31, 2011	305,246
Changes during the year
Revenues less production and other costs	(37,267)
Net changes in prices, production and other costs	(137,223)
Development costs incurred	7,705
Net changes in future development costs	20,238
Extensions and discoveries	40,484
Revisions of previous quantity estimates	(48,158)
Accretion of discount	30,525
Net change in income taxes	5,976
Purchases of reserves in-place	—
Sales of reserves in-place	(26,542)
Other(1)	(7,421)

Net change for the year	(152,432)

Present value as of December 31, 2012(2)	$153,563

(1)	Primarily related to currency conversions.

17.	Summarized Quarterly Financial Information (unaudited)

(in thousands of Canadian dollars except per share amounts)

	Full Year	2012				Full Year	2011
	2012	Q4	Q3	Q2	Q1	2011	Q4	Q3	Q2	Q1
Revenues	64,393	14,960	11,793	19,034	18,606	78,311	18,727	27,018	23,393	9,173

Income/(loss) before taxes from continuing operations	37,945	(1,245)	34,873	290	4,027	10,834	5,036	1,959	9,239	(5,400)

Net income/(loss) from continuing operations	31,111	(5,153)	38,615	(5,429)	3,078	2	92	(1,885)	8,007	(6,212)

Net income/(loss) from discontinued operations	30,716	28,057	3,346	(1,566)	879	5,371	(1,192)	810	1,131	4,622

Net income/(loss)	61,827	22,904	41,961	(6,995)	3,957	5,373	(1,100)	(1,075)	9,138	(1,590)

Basic net income/(loss) per share ($)
Continuing operations	0.89	(0.15)	1.10	(0.16)	0.09	0.00	0.00	(0.05)	0.26	(0.22)

Discontinued operations	0.87	0.80	0.10	(0.04)	0.02	0.17	(0.03)	0.02	0.04	0.16

Net income/(loss)	1.76	0.65	1.20	(0.20)	0.11	0.17	(0.03)	(0.03)	0.30	(0.06)

Diluted net income/(loss) per share ($ per share)
Continuing operations	0.82	(0.15)	0.94	(0.16)	0.09	0.00	0.00	(0.05)	0.22	(0.22)

Discontinued operations	0.76	0.68	0.08	(0.04)	0.02	0.16	(0.03)	0.02	0.04	0.14

Net income/(loss)	1.58	0.57	1.03	(0.20)	0.11	0.16	(0.03)	(0.03)	0.26	(0.06)

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 on April 12, 2013.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 on April 12, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 on April 12, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 on April 12, 2013.

Item 14. Principal Accounting Fees and Services

External Auditor Service Fees

KPMG LLP audited the annual financial statements for the 2012 and 2011 fiscal year.

(in $ thousands)	2012	2011
Audit fees (1)	476.7	619.5
Tax fees (2)	56.8	21.2
All other fees (3)	—	87.7

Total	533.8	728.4

Notes:

(1)	Audit fees include professional services rendered by KPMG LLP for the audit of the annual consolidated financial statements as well as services provided in connection with statutory and regulatory filings and engagements as well as International Financial Reporting Standards, and prospectus documents.
(2)	Tax fees include fee for tax compliance, tax advice and tax planning.
(3)	All other fees related to advisory for International Financial Reporting Standards and document translation.

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

3. Exhibits

3(ii)	Amendments to Bylaws; Change in Fiscal Year

10	Equal Energy ltd. Stock Option Plan

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

99.1	Report of Haas Petroleum Engineering Service, Inc.

ABBREVIATIONS, CONVENTIONS AND CONVERSION FACTORS

ABBREVIATIONS

Oil and Natural Gas Liquids		Natural Gas

NGLs	natural gas liquids	mcf	thousand cubic feet of natural gas

bbls	barrels	MMcf	million cubic feet of natural gas

Mbbl	thousand barrels	Bcf	Billion cubic feet of natural gas

MMbbl	millions of barrels of oil	mcf/d	thousand cubic feet of natural gas per day

bbls/d	barrels per day	MMcf/d	million cubic feet of natural gas per day

		mmbtu	millions of British Thermal Units

Oil Equivalents (6 mcf:1 boe)

boe	barrels of oil equivalent

Mboe	thousands of barrels of oil equivalent

MMboe	millions of barrels of oil equivalent

boe/d	barrels of oil equivalent per day

Mboe/d	thousands of barrels of oil equivalent per day

Other
API	American Petroleum Institute
°API	an indication of the specific gravity of crude oil measured on the API gravity scale. Liquid petroleum with a specified gravity of 28°API or higher is generally referred to as light crude oil

NI 51-101	National Instrument 51-101
NYMEX	New York Mercantile Exchange
Q1	first quarter of the year - January 1 to March 31
Q2	second quarter of the year - April 1 to June 30
Q3	third quarter of the year - July 1 to September 30
Q4	fourth quarter of the year - October 1 to December 31
SEC	Securities and Exchange Commission
US$	United States dollars
WTI	West Texas Intermediate, the reference price paid in U.S. dollars at Cushing, Oklahoma for crude oil of standard grade

CONVERSION FACTORS

The following table sets forth certain standard conversions from Standard Imperial Units to the International System of Units (or metric units):

To Convert from	To	Multiply by
mcf	Cubic metres	28.174
Cubic metres	Cubic feet	35.494
bbls	Cubic metres	0.159
Cubic metres	bbls oil	6.290
Feet	Metres	0.305
Metres	Feet	3.281
Miles	Kilometres	1.609
Kilometres	Miles	0.621
Acres	Hectares	0.4047
Hectares	Acres	2.471

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

December 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DON KLAPKO	President, Chief Executive Officer and Director	December 26, 2013
Don Klapko

/s/ MICHAEL DOYLE	Chairman of the Board and Director	December 26, 2013
Michael Doyle

/s/ SCOTT SMALLING	Senior Vice President Finance and Chief Financial Officer	December 26, 2013
Scott Smalling

/s/ MICHAEL COFFMAN	Director	December 26, 2013
Michael Coffman

/s/ LEE CANAAN	Director	December 26, 2013
Lee Canaan

/s/ VICTOR DUSIK	Director	December 26, 2013
Victor Dusik

/s/ PAUL KYLE TRAVIS	Director	December 26, 2013
Paul Kyle Travis

/s/ ROBERT WILKINSON	Director	December 26, 2013
Robert Wilkinson

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3(ii)	Amendments to Bylaws; Change in Fiscal Year	8-K	001-34759	3.1	2013-01-25

10	Equal Energy Ltd. Stock Option Plan	S-8	333-167236	10.1	2010-06-01

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)	S-8	333-167236	10.2	2010-06-01

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)	8-K12B/A	001-34759	3.1	2010-06-01

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certification – Chief Executive Officer					*

32.2	Section 906 Certification – Chief Financial Officer					*

99.1	Report of Haas Petroleum Engineering Service, Inc.					*