Form 10-K
period 2013-12-31
EQUAL ENERGY LTD.
filed 2014-03-17
CIK 1492832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant as of June 28, 2013, was approximately $138.3 million, based on the closing price as quoted by the New York Stock Exchange. As of March 14, 2014, 36,100,225 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Information Regarding Forward-Looking Statements

Various statements contained in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements express a belief, expectation or intention and generally are accompanied by words that convey projected future events or outcomes. These forward-looking statements may include projections and estimates concerning capital expenditures, the Company’s liquidity, capital resources, and debt profile, pending acquisitions or dispositions, the timing and success of specific projects, outcomes and effects of litigation, claims and disputes, elements of the Company’s business strategy, compliance with governmental regulation of the oil and natural gas industry, including environmental regulations, acquisitions and divestitures and the effects thereof on the Company’s financial condition and other statements concerning the Company’s operations, economic performance and financial condition. Forward-looking statements are generally accompanied by words such as “estimate,” “assume,” “target,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company disclaims any obligation to update or revise these forward-looking statements unless required by law, and it cautions readers not to rely on them unduly. While the Company’s management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties relating to, among other matters, the risks and uncertainties discussed in “Risk Factors” in Item 1A of this report, including the following:

•	uncertainty regarding the completion of the Plan of Arrangement with Petroflow Energy Corporation;

•	amount and timing of proceeds of asset sales and asset monetizations;

•	amount, nature and timing of capital expenditures, including future development costs, required to develop the Company’s undeveloped areas;

•	availability and terms of capital to fund capital expenditures;

•	availability of satisfactory oil and natural gas marketing and transportation;

•	competition in the oil and natural gas industry;

•	concentration of operations in Central Oklahoma;

•	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to water disposal and hydraulic fracturing;

•	general economic conditions, either internationally or domestically or in the areas where the Company operates;

•	inability to obtain required regulatory approvals for development activities;

•	inability to retain drilling rigs and other services;

•	limitations on operations resulting from debt restrictions and financial covenants;

•	potential elimination or limitation of tax incentives;

•	potential financial losses or earnings reductions from commodity derivatives;

•	risk of currency fluctuations;

•	risks and liabilities associated with acquired properties and risks related to the integration of acquired businesses;

•	risks associated with consent solicitations and proxy contests conducted by dissident stockholders;

•	risks associated with drilling oil and natural gas wells;

•	severe or unseasonable weather that may adversely affect production;

•	the Company’s ability to execute our growth strategy by drilling wells as planned;

•	the need to maintain adequate internal control over financial reporting.

•	the need to replace the oil and natural gas the Company produces;

•	ability to fund ongoing dividends;

•	the potential adverse effect of commodity price declines on the carrying value of the Company’s oil and natural gas properties;

•	the volatility of oil and natural gas prices; and

•	uncertainties in estimating oil and natural gas reserves;

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

Many of these risk factors and other specific risks and uncertainties are discussed in further detail throughout this report and in the Corporation’s management’s discussion and analysis for the year ended December 31, 2013 (the “MD&A”), which is available through the internet on the Corporation’s SEDAR profile at www.sedar.com, on EDGAR at www.sec.gov, and on the Corporation’s website at www.equalenergy.ca. Readers are also referred to the risk factors described in this report under “Risk Factors” and in other documents the Corporation’s files from time to time with securities regulatory authorities. Copies of these documents are available without charge from the Corporation or electronically on the internet on the Corporation’s SEDAR profile at www.sedar.com on EDGAR at www.sec.gov and on the Corporation’s website at www.equalenergy.ca.

Barrels of oil equivalent (“Boe”) might be misleading, particularly if used in isolation. A boe conversion ratio of six mcf to one boe is based on an energy equivalency conversion method primarily applicable at the burner tip and does not necessarily represent a value equivalence at the wellhead.

Conventions

In this report, all currency amounts are in United States dollars unless otherwise indicated. References to “CAD$” refer to Canadian dollars.

The information set out in this report is stated as at December 31, 2013, unless otherwise indicated. Capitalized terms used but not defined in the text are defined in the Glossary.

EQUAL ENERGY LTD

FORM 10-K

PART I

Item 1. Business

General

Equal Energy Ltd. (“Equal”) is an exploration and production oil and gas company headquartered in Oklahoma City, Oklahoma. Equal’s oil and gas properties are located in Oklahoma.

Equal is the corporate successor to the Trust following the completion of the reorganization of the Trust from an income trust structure to a corporate structure by way of a court approved plan of arrangement under the ABCA on May 31, 2010 (the “Reorganization”). The Reorganization involved the exchange, on a three-for-one basis (the “Consolidation”), of all outstanding Trust Units for common shares of Equal.

Equal was incorporated on April 8, 2010, under the ABCA and did not carry on any active business prior to the Reorganization, other than executing the arrangement agreement pursuant to which the Reorganization was implemented. On January 1, 2011, Equal Energy amalgamated with its wholly-owned subsidiary, Equal Energy Corp. (the successor of EEC). The Company’s registered office is located at 4300 Bankers Hall West, 888 – 3rd Street S.W., Calgary, Alberta, Canada T2P 5C5.

EEUSHI is an indirect, wholly-owned subsidiary of Equal Energy. EEUSHI holds all of Equal’s Oklahoma oil and gas properties and associated assets through its wholly owned subsidiary, Equal Energy US Inc., incorporated under the laws of the state of Oklahoma.

On December 12, 2012, Equal Energy Ltd. was amalgamated with Equal Energy Partner Corp. and Equal Energy Production Partnership.

As a result of the 2012 strategic review, all of Equal’s Canadian oil and gas assets were sold in the fourth quarter of 2012. Beginning January 1, 2013, the Company changed its functional currency from the Canadian dollar to the U.S. dollar, as the Company primarily generates revenue and expends cash in U.S. dollars. In addition, effective January 1, 2013, the Company changed its reporting currency from the Canadian dollar to the U.S. dollar. All prior periods presented have been restated to reflect the U.S. dollar as the reporting currency.

Equal is engaged in the exploration for, and acquisition development and production of, petroleum and natural gas with operations in Oklahoma. The Company also reviews new drilling opportunities and potential acquisitions in Oklahoma to supplement its exploration and development activities. Production during 2013 averaged 6,448 boe/d and was comprised of approximately 48% natural gas 3% crude oil and 49% NGLs. At December 31, 2013, Equal had 130 gross (110 net) producing wells, virtually all of which we operate and approximately 87,998 gross (58,108 net) total acres under lease or held by production.

Arrangement to Sell all Issued and Outstanding Shares of the Company

On December 6, 2013, Equal, Petroflow Energy Corporation, a Delaware corporation (“Petroflow”), and Petroflow Canada Acquisition Corp., an Alberta, Canada corporation and wholly-owned subsidiary of Petroflow (“PetroflowSub”), entered into an Arrangement Agreement (the “Arrangement Agreement”), pursuant to which Petroflow has agreed to acquire, indirectly through PetroflowSub, all of the outstanding common shares of Equal for $5.43 per share in cash, without interest, and pursuant to which Equal will become an indirect wholly-owned subsidiary of Petroflow (the “Arrangement”).

On the terms of and subject to the conditions set forth in the Arrangement Agreement, which has been unanimously approved by the Board of Directors of Equal, at the effective time of the Arrangement (the “Effective Time”), and as a result thereof, each common share of Equal that is issued and outstanding immediately prior to the Effective Time (other than Equal common shares for which dissenter’s rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $5.43 in cash (the “Consideration”), without interest, less any applicable withholding taxes as described in the Arrangement Agreement and the Plan of Arrangement included in our proxy statement in connection with the Arrangement. Each stock option outstanding immediately prior to the Effective Time (whether vested or unvested), shall be transferred from the optionholder to Equal. Upon the transfer, if the Consideration, expressed in Canadian dollars in respect of each stock option, exceeds the exercise price per common share of such stock option, the optionholder will receive cash consideration equal to such difference, subject to applicable withholding taxes and deductions. Where the Consideration, expressed in Canadian dollars, in respect of each stock option, does not exceed the exercise price per common share of such option, the optionholder will not receive any payment in respect of such option. All options will be cancelled immediately after the transfer to Equal. Pursuant to the Arrangement Agreement, Equal has agreed to take all steps necessary or desirable to give effect to the foregoing, including entering into option cancellation agreements (“Option Agreements”) with each optionholder in respect of all options and to obtain necessary consents from optionholders to the transfer and cancellation of the options as described above.

At the Effective Time, all Equal common shares issuable pursuant to Equal’s restricted share and performance share incentive plan will be issued and those Equal common shares will be converted into the right to receive the Consideration, less any applicable withholding taxes.

Equal and Petroflow have made customary representations, warranties and covenants in the Arrangement Agreement, including, among others, covenants by Equal that: (i) subject to certain provisions in the Arrangement Agreement relating to the conduct of business up to the Effective Time, Equal will conduct our business in the normal and ordinary course of business and consistent with past practice, during the interim period between the execution of the Arrangement Agreement and the Effective Time, with the exception of a temporary modification to Equal’s 2014 drilling program. As per the terms of the Arrangement Agreement and at the request of Petroflow, Equal has reduced our capital expenditure plans for the first quarter of 2014. In anticipation of the acquisition, Petroflow is developing its own integration plan and capital deployment strategy for the assets acquired from Equal; (ii) Equal will not engage in certain kinds of transactions during such period; (iii) Equal will cause a meeting of the Equal shareholders to be held to consider approval of the Arrangement Agreement; and (iv) subject to certain customary exceptions, that the Board of Directors of Equal will recommend approval by its shareholders of the Arrangement Agreement. Petroflow and Equal have agreed to cooperate to make any required filings, applications and submissions with governmental authorities, and to obtain any required consents, waivers and approvals from those authorities. Equal has also made certain additional customary covenants, including, among others, covenants not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions. Petroflow has agreed to use commercially reasonable efforts to fulfill, or cause to be fulfilled, the conditions that are within its control for funding and closing of the financing necessary for Petroflow to pay the Consideration in connection with the consummation of the Arrangement, and Equal has agreed to provide, and to cause its officers, employees and advisors to provide, upon the reasonable request of Petroflow, all reasonable cooperation in connection with the arrangement of the financing for Petroflow’s consummation of the Arrangement.

Consummation of the Arrangement is subject to customary conditions, including, among others: (i) approval of the holders of a majority of the votes cast by shareholders at the meeting of Equal shareholders to be held to consider approval of the Arrangement, excluding any Equal common shares held by the President and Chief Executive Officer of Equal; (ii) approval of the holders of 66 2/3% of the votes cast by shareholders at the meeting of Equal shareholders to be held to consider approval of the Arrangement; (iii) the absence of any law or order prohibiting the consummation of the Arrangement; (iv) the granting of an interim and final court order under Alberta law approving the Arrangement; (v) the absence of a material adverse effect with respect to Equal; (vi) the obtaining by Petroflow of financing necessary to consummate the Arrangement; (vii) no make-whole premium be payable in respect of Equal’s outstanding convertible debentures; (viii) Option Agreements must be in place with the holders of Equal’s stock options; and (ix) dissent rights shall not have been exercised with respect to more than 5% of the Equal common shares, calculated on a fully diluted basis. Many of the conditions to consummation have not yet been satisfied.

The Arrangement Agreement contains certain termination rights for both Petroflow and Equal, and further provides that, upon termination of the Arrangement Agreement under certain specified circumstances, Equal would be required to pay Petroflow a termination fee of $2,000,000 or Petroflow would be required to pay Equal a reverse termination fee of $2,000,000.

In connection with the parties’ entry into the Arrangement Agreement, the directors and officers of Equal (the “Locked-Up Parties”) have entered into a Lock-Up and Support Agreement (the “Lock-Up Agreement”) covering a total of 693,065 common shares of Equal legally or beneficially owned by the Locked-Up Parties (the “Locked-Up Shares”), which represent approximately 1.9% of Equal’s outstanding common shares. Any of Equal’s common shares acquired after the date of the Lock-Up Agreement (including, without limitation, pursuant to the exercise of options or other convertible securities or restricted stock) will also become subject to the Lock-Up Agreement as provided in the Lock-Up Agreement. Under the Lock-Up Agreement, each Locked-Up Party has agreed to vote its Locked-Up Shares in favor of the Arrangement and has also agreed to certain restrictions on the disposition of such Locked-Up Shares, subject to the terms and conditions set forth in the Lock-Up Agreement. The Lock-Up Agreement provides that it will terminate concurrently with any termination of the Arrangement Agreement.

Petroflow has agreed that following the Effective Date, Petroflow will satisfy or cause Equal to satisfy, all of Equal’s obligations regarding our convertible debentures, including that Petroflow will cause Equal to make an offer to purchase all of Equal’s outstanding CAD$45 million of convertible debentures within 30 days. In accordance with the terms of the indenture governing the convertible debentures, cash consideration equal to 101% of the face value, plus accrued and unpaid interest, will be offered to holders of the convertible debentures.

The foregoing descriptions of the Arrangement, the Arrangement Agreement, the Option Agreement and the Lock-Up Agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the Arrangement Agreement, the full text of the Lock-Up Agreement, and the full text of the Option Agreement, which are incorporated herein by reference as filed in the Company’s Form 8-K on December 9, 2013 as Exhibits No. 2.1, 2.2 and 2.3, respectively.

As described above, the Arrangement Agreement contains representations and warranties by Petroflow and Equal. These representations and warranties have been made solely for the benefit of the other parties to the Arrangement Agreement and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to Petroflow or Equal if those statements prove to be inaccurate, (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the Arrangement Agreement, (iii) may apply materiality standards different from what may be viewed as material to investors, and (iv) were made only as of the date of the Arrangement Agreement or such other dates as may be specified in the Arrangement Agreement and are subject to more recent developments. Accordingly, these representations and warranties should not be relied on as characterizations of the actual state of facts or for any other purpose either at the time they were made or at any other time.

Business Strategy

Prior to the Arrangement Agreement with Petroflow, Equal’s strategy was to strike a balance between our future growth in the exploration and production business and the return of capital to our shareholders by way of a dividend. In the event the proposed transaction with Petroflow does not occur, Equal will formalize a plan to actively exploit our proven resource play in the Hunton and pursue other low-risk projects. If the opportunity presents itself, Equal will also consider alternatives to drilling and acquisition, such as the return of capital to shareholders through dividends and share buybacks.

Currently, Equal is producing approximately 7,000 boe/d. Equal operates all of our planned drilling program, allowing us to dictate the location of the drill sites and the pace of our capital expenditures. As the operator, we can quickly adjust to changing circumstances, including any changes in commodity prices if necessary. Equal has an extensive drilling inventory and we can elect to increase capital spending in a higher commodity price environment as we have financial flexibility through cash on hand and availability under our Credit Facility. Consistent with our revenue strategy, a primary objective is to maintain financial flexibility by ensuring ongoing balance sheet strength.

2013 Developments

Hunton drilling operations ceased in the second half of 2012 due to low commodity prices. As prices began to strengthen in the first quarter of 2013, Equal initiated a one rig Hunton drilling program that operated throughout 2013. Also in the first quarter, Equal began paying a $0.05 per share quarterly dividend.

The 2013 drilling program was initially planned and budgeted for ten development wells to be completed during the year. However, due to drilling success, operational efficiencies, and shorter than anticipated drilling cycle times, those ten wells were completed faster and cheaper than the original budget. Given this success, Equal expanded our 2013 program to drill and complete twelve wells for no increase in capital expenditure over its original ten well plan. All twelve wells were completed by January 2014 with a 100% success rate.

In response to Equal’s receipt of an unsolicited expression of interest from Montclair Energy, LLC, and a number of verbal, non-binding and conditional expressions of interest from other entities for a potential transaction, the board of directors of Equal formed a special committee (the “Special Committee”) of independent directors in early March to investigate, pursue, and evaluate all proposals presented to the Company.

During the second quarter of 2013, Equal moved our headquarters from Calgary, Alberta, to Oklahoma City, Oklahoma. To further Equal’s transition to a U.S.-based company, on May 13, 2013 shareholders elected three U.S. directors to the board seats vacated by three Canadian directors.

On December 6, 2013, Equal entered into a definitive agreement with Petroflow Energy Corporation and Petroflow Canada Acquisition Corp. for the cash purchase of all of the issued and outstanding common shares of Equal at a price of $5.43 per share, on a fully-diluted basis. See the Preliminary Proxy Circular, filed December 31, 2013, for additional information.

Oil, Gas and NGL Marketing

The spot markets for oil, gas and NGLs are subject to volatility as supply and demand factors fluctuate. We sell our production under both long-term (one year or more) and short-term (less than one year) agreements at prices negotiated with third parties. Regardless of the term of the contract, the production is all sold at variable, or market-sensitive, prices.

Additionally, we may periodically enter into financial hedging arrangements or fixed-price contracts associated with a portion of our oil, gas and NGL production. These activities are intended to support targeted price levels and to manage our exposure to price fluctuations. See Note 11 to the financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report for further information.

Marketing and Customers

Our production of oil and natural gas is sold to a limited number of customers. Their inability to accept our production due to capacity constraints, or a credit default of one of these customers, could have a temporary adverse effect on us. In 2013, approximately 90% of Equal’s revenues were derived from Scissortail Energy, LLC (a subsidiary of Kinder Morgan). Other customers include DCP Midstream, LP and Phillips 66 Company. Our operations and cash flow would be adversely affected as a result of non-performance or payment default by any of our customers, but Equal’s operations and cash flows are especially reliant upon Scissortail’s ability to process and pay for the contracted production.

Equal’s current contract with Scissortail Energy, LLC will terminate on April 30, 2014. Equal and Scissortail are currently negotiating a new long-term agreement to replace the expiring agreement. The results of this negotiation could adversely impact Equal’s revenue and cash flows from associated revenue for gas and NGL production.

Equal does not have any commitments to deliver fixed and determinable quantities of natural gas, NGLs or oil in the future under existing contracts or sales agreements.

Competition

We believe that our leasehold acreage position, concentration of operations, extensive water handling infrastructure and technical and operational capabilities enable us to compete effectively with other exploration and production companies. However, the oil and natural gas industry is intensely competitive, and the Company faces competition from other industry participants.

Equal competes with major oil and natural gas companies and independent oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil, natural gas and NGLs. Many of these competitors may be financially stronger or weaker than Equal, but generally all competitors can affect the market because of their need to develop and sell oil, natural gas and NGLs to maintain cash flow. Certain companies may be able to pay more for producing properties and undeveloped acreage. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil, natural gas, and NGL prices. Larger or fully integrated competitors may be able to absorb the burden of existing and any future federal, state and local laws and regulations more easily than we can, which would adversely affect its competitive position. Our ability to acquire additional properties and to discover reserves in the future depends on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because Equal has fewer financial and human resources than many companies in our industry, we could be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Seasonal Nature of Business

Generally, demand for natural gas and NGL decreases during the summer months and increases during the winter months. Certain natural gas and NGL users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. For example, winter storms and equipment freeze-ups can cause disruption and delays to both drilling activities and ongoing production performance. These seasonal anomalies can pose challenges for meeting Equal’s well drilling objectives, can delay the installation of production facilities, and can increase competition for equipment, supplies and personnel during certain times of the year, which could lead to shortages and increase costs or delay our operations.

Environmental Regulations

General

The exploration, development and production of oil and natural gas are subject to stringent and comprehensive federal, state, tribal, regional and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection or to employee health and safety. These laws and regulations may, among other things, require permits to conduct drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from Equal’s operations or attributable to former operations; impose restrictions designed to protect employees from exposure to hazardous substances; and impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including monetary penalties, the imposition of remedial obligations and the issuance of orders enjoining operations in affected areas. Pursuant to such laws, regulations and permits, Equal could be subject to operational restrictions and has made, and expects to continue to make, capital and other compliance expenditures.

Increasingly, restrictions and limitations are being placed on activities that could affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, waste handling, storage, transport, disposal, or remediation requirements or emission or discharge limits could have a material adverse effect on Equal. Moreover, accidental releases or spills may occur in the course of our operations, and there can be no assurance that Equal will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property and natural resources or personal injury.

The following is a summary of the more significant existing environmental and employee, health and safety laws and regulations applicable to the oil and natural gas industry and for which compliance may have a material adverse impact on the Company.

Hazardous Substances and Wastes

Equal currently owns, leases, or operates, and in the past has owned, leased, or operated, properties that have been used to explore for and produce oil and natural gas. The Company believes we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hydrocarbons and wastes may have been disposed or released on or under the properties owned, leased, or operated by the Company or on or under other locations where these hydrocarbons and wastes have been taken for treatment or disposal. These properties and wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), the Resource Conservation and Recovery Act, as amended (“RCRA”) and analogous state laws. Under these laws, the Company could be required to remove or remediate previously disposed wastes, to investigate and clean up contaminated property and to perform remedial operations to prevent future contamination or to pay some or all of the costs of any such action.

CERCLA, also known as the Superfund law, and comparable state laws impose joint and several liability without regard to fault or legality of conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances at the site. Under CERCLA, these “responsible persons” may be subject to strict, joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain environmental and health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, natural resource damage, and property damage allegedly caused by the release of hazardous substances into the environment. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons the costs the third parties incur. Equal uses and generates materials in the course of our operations that may be regulated as hazardous substances. No Company-owned or operated site has been designated as a Superfund site, and the Company has not been identified as a responsible party for any Superfund site.

Equal also generates wastes that are subject to the requirements of RCRA and comparable state statutes. RCRA imposes strict requirements on the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of crude oil and natural gas are currently exempt from regulation as hazardous wastes under RCRA. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition for rulemaking with the EPA requesting reconsideration of the RCRA exemption for exploration, production, and development wastes. To date, the EPA has not taken any formal action on the petition. Any change in the RCRA exemption for such wastes could result in an increase in costs to manage and dispose of wastes. In the course of the Company’s operations, we generate petroleum hydrocarbon wastes and ordinary industrial wastes that are subject to regulation under the RCRA. The Company believes we are in substantial compliance with all regulations regarding the handling and disposal of oil and natural gas wastes from our operations.

Air Emissions

The Clean Air Act, as amended, the Outer Continental Shelf Lands Act (the “OCSLA”) and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various permitting, monitoring and reporting requirements. These laws and regulations may require the Company to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of oil and natural gas projects. Equal may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues as a result of such requirements. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

Water Discharges

The Federal Water Pollution Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to these laws and accompanying regulations, permits must be obtained to discharge produced waters and sand, drilling fluids, drill cuttings and other substances related to the oil and natural gas industry into onshore, coastal and offshore waters of the United States or state waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The Clean Water Act and other laws, such as the OCSLA, require us to develop and implement spill response plans intended to prepare the owner of the facility to respond to a hazardous substance or oil discharge. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters or adjoining shorelines in the event of a spill, rupture or leak from an onshore, or offshore, facility. The Clean Water Act and analogous state laws also require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

The Clean Water Act further imposes certain duties and liabilities on “responsible parties” related to the prevention of oil spills and damages resulting from such spills in, or threatening, U.S. waters. A liable responsible party includes the owner or operator of a facility, vessel, or pipeline that is a source, or a potential threat, of an oil discharge. The Clean Water Act assigns joint and several strict liability, without regard to fault, to each liable party for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of responding to a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by the Clean Water Act, they are limited. If an oil discharge or substantial threat of discharge were to occur, we could be liable for costs and damages, which costs and damages could be material to our results of operations and financial position.

Climate Change

In December 2009, the EPA published its findings that emissions of CO2, methane and certain other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted rules that require a reduction in emissions of GHGs from motor vehicles and can also trigger Clean Air Act construction and operating permit reviews for GHG emissions from certain stationary sources. EPA’s endangerment finding and GHG rules were upheld by the United States Court of Appeals for the D.C. Circuit in a June 2012 decision, and a petition for review of the case by the entire D.C. Circuit was denied in December 2012.

The EPA has also adopted rules requiring the reporting of GHG emissions from onshore and offshore oil and natural gas production and processing facilities in the United States on an annual basis. The Company believes we have complied with all applicable reporting requirements to date. However, the adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, these events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

In addition, Congress has considered legislation to reduce emissions of GHGs and more than one-half of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the adoption of climate change action plans, completion of GHG emission inventories and/or regional GHG cap and trade programs. Any future federal laws or implemented regulations that may be adopted to address GHG emissions could require the Company to incur increased operating costs, adversely affect demand for the oil and natural gas that the Company produces and have a material adverse effect on our business, financial condition and results of operations.

Endangered Species

The Federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered or threatened species or their habitats. Equal believes our operations are in substantial compliance with the ESA. If endangered species are located in areas where the Company wishes to conduct development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the ESA. Under the September 9, 2011 settlement, the federal agency is required to make a determination on listing of the species as endangered or threatened over the six-year period ending with the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause the Company to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

Employee Health and Safety

Equal’s operations are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA Hazardous Communication Standard requires that information be maintained concerning hazardous materials used or produced in the Company’s operations and that this information be provided to employees. Pursuant to the Emergency Planning and Community Right-to-Know Act, also known as Title III of the federal Superfund Amendment and Reauthorization Act, businesses that store threshold amounts of chemicals that are subject to OSHA’s Hazardous Communication Standard must submit information to state and local authorities in order to facilitate emergency planning and response. That information is generally available to the public. The Company believes that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

State Regulation

The state in which Equal operates, along with some municipalities and Native American tribal areas, regulate some or all of the following activities: the drilling for, and the production and gathering of, oil and natural gas, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil and natural gas, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the number and location of our wells and the amounts of oil and natural gas that may be produced from our wells, and increase the costs of our operations.

Equal believes that we are in material compliance with applicable environmental laws and regulations and are committed to meeting our responsibilities to protect the environment wherever we operate or hold working interests. Equal anticipates that this compliance may result in increased expenditures of both a capital and expense nature as a result of increasingly stringent laws relating to the protection of the environment. Equal believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. The oil and gas industry is subject to regulations that require that well and facility sites be abandoned and reclaimed to the satisfaction of environmental authorities. As at December 31, 2013, we recorded an obligation on our balance sheet of $4.6 million for asset retirement. The Company maintains an insurance program consistent with industry practice to protect against losses due to accidental destruction of assets, well blowouts, pollution and other operating accidents or disruptions. Equal also has operational and emergency response procedures and safety and environmental programs in place to reduce potential loss exposure. No assurance can be given that the application of environmental laws to the business and operations of Equal will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect Equal’s financial condition, results of operations or prospects. See environmental risks and industry conditions discussions under “Risk Factors”.

Hydraulic Fracturing

None of Equal’s proven undeveloped reserves are expected to be completed using hydraulic fracturing, but we might use this completion technique for other projects in the future. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices, including the use of diesel, kerosene and similar compounds in the fracturing fluid.

If new laws or regulations that significantly restrict hydraulic fracturing are adopted at either the state or federal level, Equal’s potential future use of fracturing could become subject to additional permit requirements, reporting requirements or operational restrictions and also to associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable and may reduce the amount of oil and natural gas that the Company is able to produce in the future.

The Company reviews best practices and industry standards and complies with all regulatory requirements in the protection of potable water sources. If hydraulic fracturing is used in future, the Company plans to use protective practices including, but not limited to, setting multiple strings of protection pipe across the potable water sources and cementing these pipes from setting depth to surface, continuously monitoring the hydraulic fracturing process in real time and disposing of all non-commercially produced fluids in certified disposal wells at depths below the potable water sources.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state, local, and regional authorities, as well as Native American tribes. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, and Native American tribes are authorized by statute to issue rules and regulations affecting the oil and natural gas industry and its individual members, some of which carry substantial penalties for noncompliance. Although the regulatory burden on the oil and natural gas industry increases our costs of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale or resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. The FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

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

Drilling and Production

Equal’s operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities where the Company operates also regulate one or more of the following activities:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities;

•	the rates of production, or “allowables”

•	the use of surface or subsurface waters and disposal of produced waters;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	the notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, which generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas the Company can produce from our wells or limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within its jurisdiction.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. Through our website at http://www.equalenergy.ca, we make available electronic copies of the documents we file or furnish to the SEC. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC.

Item 1A. Risk Factors

An investment in common shares of Equal would be subject to certain risks. Investors should carefully consider the risk factors set out below and consider all other information contained herein and in Equal’s other public filings, including those incorporated by reference into this annual report. In order to mitigate these risks, Equal has qualified technical and financial personnel. Additional risks and uncertainties not currently known to Equal’s management may also have an adverse effect on Equal’s business and the information set out below does not purport to be an exhaustive summary of the risks affecting Equal.

Risks Relating to the Arrangement

Completion of the Arrangement is subject to several conditions that must be satisfied or waived.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside of the control of Equal, Petroflow and Petroflow Sub, including approval of the Equal Shareholders and the granting of the final order of the Alberta Courts approving the Arrangement. There can be no certainty, nor can Equal, Petroflow or Petroflow Sub provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. Moreover, a substantial delay in obtaining satisfactory approvals could result in the Arrangement not being completed. If the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of substantial resources of Equal to the completion thereof could have a negative impact on Equal’s current business relationships and could have a material adverse effect on the current and future operations, financial condition and prospects of Equal. In addition, failure to complete the Arrangement for any reason could materially negatively impact the trading price of the Equal Shares.

The Arrangement Agreement may be terminated by Petroflow or Petroflow Sub, in which case an alternative transaction may not be available.

Petroflow and Petroflow Sub have the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty that the Arrangement Agreement will not be terminated by Petroflow or Petroflow Sub before the completion of the Arrangement. If the Arrangement Agreement is terminated, there is no guarantee that an equivalent or greater purchase prices for the Equal Shares will be available from an alternative party.

Equal will incur costs and may have to pay a termination payment.

Certain costs relating to the Arrangement, such as legal, accounting and certain financial advisor fees, must be paid by Equal even if the Arrangement is not completed. If the Arrangement is not completed, Equal may also be required to pay a termination payment to Petroflow. If Equal is required to pay a termination payment under the Arrangement Agreement, the financial condition of Equal could be materially adversely affected.

The termination may discourage other parties from proposing a significant business transaction with Equal.

Under the Arrangement, Equal is required to pay a termination payment in the event that the Arrangement Agreement is terminated in certain circumstances. The termination payment may discourage other parties from attempting to propose a business transaction, even if such a transaction could provide better value to Equal Shareholders than the Arrangement.

Gains from the Arrangement may be subject to tax.

Gains from the Arrangement may be taxable to Equal Shareholders for U.S. federal and Canadian income tax purposes as may any gains from any proceeding arising from an assertion of Dissent Rights.

The transaction may result in disruption to Equal’s business.

Our business may be disrupted by the transactions contemplated by the Arrangement Agreement, including the possible effect on our ability to attract and retain key personnel that may result from the announcement of the proposed Arrangement and the resulting distraction of the attention of our management and employees.

The Arrangement Agreement imposes interim restrictions on our business.

Pursuant to the Arrangement Agreement, Equal has agreed to certain interim operating provisions intended to ensure that Equal and our subsidiaries carry on business in the ordinary course consistent with past practices. These operating provisions cover a broad range of activities and business practices. Consequently, it is possible that a business opportunity will arise that is out of the ordinary course or is not consistent with past practices, and that Equal will not be able to pursue or undertake the opportunity due to our covenants in the Arrangement Agreement.

Risks Relating to Equal

If the Arrangement is not completed, Equal will continue to face the risks that we currently face with respect to our affairs, business and operations and future prospects. Such risk factors are set forth below.

An investment in a company engaged in oil and gas exploration involves a high amount of risk, unknown and known, present and potential, including the risks enumerated below. An investment in our Common shares is speculative and subject to a number of known and unknown risks. Only those persons who can bear the risk of the entire loss of their investment should purchase our securities. An investor should carefully consider the risks described below and the other information that we file with the SEC and with Canadian securities regulators before investing in our common shares. The risks described below are not the only ones we face, as additional risks that we are not currently aware of or that we currently believe are immaterial may become important factors that affect our business. The risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the SEC and Canadian securities regulators, may have a significant effect on our business, financial condition and/or results of operations and could cause our actual results to differ materially from those projected in any forward-looking statements. See “Information Regarding Forward-Looking Statements” in this Form 10-K.

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

The long-term commercial success of Equal depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves. Without the continual addition of new reserves, our production will decline over time as existing reserves are exploited. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects on satisfactory terms. If we are unable to discover additional commercial quantities of oil and natural gas, if we are unable to locate satisfactory properties for acquisition or participation, or if we determine that current markets, terms of acquisition or pricing conditions make such acquisitions or participations uneconomic, we will be unable to replace our reserves and our production will decline over time, which would affect our business, financial results and stock price, and could eventually result in our company ceasing operations.

Oil and gas exploration, development and production operations have a high degree of risk, and realization of the associated risks could adversely affect our business or result in increased costs or liability.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or personal injury. In particular, Equal could explore for and produce sour natural gas in certain areas. An unintentional leak of sour natural gas could result in personal injury, loss of life or damage to property and may necessitate an evacuation of populated areas, all of which could result in liability to the Company.

In accordance with industry practice, Equal is not fully insured against all of these risks, as not all such risks are insurable. The nature of these risks is such that liabilities, if insured against, could exceed insurance policy limits in which event Equal could incur significant costs that could have a material adverse effect upon our financial condition. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations, the occurrence of any of which could result in significant costs for Equal.

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

While we currently operate approximately 99% of our production, we do not operate all of the assets in which we have an interest and could enter into material non-operator positions in the future, and we therefore cannot ensure that those assets, or potential assets, will be operated in a manner favorable to us.

Other companies operate a small portion of the assets in which we have an interest. As a result, Equal has limited ability to exercise influence over the operation of these assets or their associated costs. The limited scope of these assets makes it unlikely they could adversely affect our financial performance. Equal’s return on assets operated by others depends upon a number of factors that may be outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology and risk management practices.

Our ability to successfully execute projects and market oil and natural gas depends upon factors beyond our control, and as a result of these factors we might not be able to execute projects on time, on budget or at all, and we might not be able to effectively market our oil and natural gas.

Equal manages a variety of small and large projects in the conduct of our business. Project delays may delay expected revenues from operations. Significant project cost over-runs could make a project uneconomic. Our ability to execute projects and market oil and natural gas depends upon numerous factors beyond the Company’s control, including:

•	the availability of processing capacity;

•	the availability and proximity of pipeline capacity;

•	operational risks associated with pipelines and processing facilities;

•	the availability of storage capacity;

•	the supply of and demand for oil and natural gas;

•	the availability of alternative fuel sources;

•	the effects of inclement weather and natural disasters;

•	the availability of drilling and related equipment;

•	unexpected cost increases;

•	accidental events;

•	currency fluctuations;

•	changes in regulations;

•	the availability and productivity of skilled labor; and

•	the regulation of the oil and natural gas industry by various levels of government and governmental agencies.

Because of these factors, Equal might not be able to execute projects on time, on budget or at all, and may not be able to effectively market the oil and natural gas that we produce.

Oil, Natural Gas and NGL prices are volatile, and a sustained price drop would have an adverse effect on the carrying value of our proved reserves, and our borrowing capacity, revenues, profitability and cash flows from operations.

The marketability and price of oil and natural gas that may be acquired or discovered by Equal is and will continue to be affected by numerous factors beyond our control. Equal’s ability to market our oil and natural gas may depend upon our ability to acquire space on pipelines that deliver natural gas to commercial markets. Equal may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing and storage facilities and operational problems affecting such pipelines and facilities as well as extensive government regulation relating to price, taxes, royalties, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business.

Equal’s revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include economic conditions in the United States, Canada, the actions of the OPEC and Russia, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternative fuel sources.

Volatile oil and gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

In addition, bank borrowings available to Equal are in part determined by our borrowing base. A sustained material decline in prices from historical average prices could reduce Equal’s borrowing base, therefore reducing the bank credit available to us which could require that a portion, or all, of our bank debt be repaid.

Any substantial and extended decline in the price of oil and gas would have an adverse effect on Equal’s carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

We anticipate making substantial capital expenditures for future acquisition, exploration, development and production projects. We might not be able to obtain capital or financing necessary to support these projects on satisfactory terms, or at all.

Equal anticipates making substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future. If our revenues or reserves decline, it may limit our ability to expend or access the capital necessary to undertake or complete future drilling programs. Debt or equity financing, or cash generated by operations, might not be available to us or might not be sufficient to meet our requirements for capital expenditures or for other corporate purposes. Even if debt or equity financing is available, it might not be available on terms acceptable to us. The inability of Equal to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations and prospects. The market events and conditions witnessed over the past several years, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, have caused significant volatility in commodity prices. Equal could face restricted access to capital and increased borrowing costs, which would have an adverse effect on the Company, as our ability to make future capital expenditures is dependent upon, among other factors, the overall state of the capital markets and investor appetite for investments in the energy industry generally and Equal’s securities in particular.

We could be required to raise capital in order to fund our operations. We might not be able to obtain capital or financing on satisfactory terms, or at all.

Equal’s cash flow from our producing reserves might not be sufficient to fund our ongoing activities at all times. From time to time, we might require additional financing in order to carry out our acquisition, exploration and development activities. Failure to obtain such financing on a timely basis could cause the Company to forfeit our interest in certain properties, miss certain acquisition opportunities and reduce or terminate our operations. If revenues from our reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect Equal’s ability to expend the necessary capital to replace our reserves or to maintain our production. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, additional debt or equity financing might not be available to meet these requirements or be available on satisfactory terms.

We may issue indebtedness in connection with acquisitions, which would increase the amount of outstanding indebtedness and increase the amount of cash used for debt service, and could affect our ability to incur future indebtedness or take advantage of business opportunities.

From time to time, Equal might enter into transactions to acquire assets or the shares of other entities. These transactions may be financed partially or wholly with debt, which could increase our debt levels above industry standards for oil and natural gas companies of similar size. Depending on future exploration and development plans, Equal could require additional debt financing that might not be available or, if available, might not be available on favorable terms. Neither the articles of the Company nor our by-laws limit the amount of indebtedness that the Company may incur. The level of the Company’s indebtedness from time to time could impair our ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise and could negatively affect the Company’s debt ratings. This in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our exploration and development activities could be delayed if drilling and related equipment is unavailable or if access to drilling locations is restricted. These events could have an adverse effect on our business and profitability.

Oil and natural gas exploration and development activities depend upon the availability of drilling and related equipment (typically leased from third parties) in the particular areas where such activities will be conducted. Demand for such limited equipment or access restrictions may affect the availability of such equipment to the Company and may delay exploration and development activities. To the extent we are not the operator of our oil and gas properties, the Company will be dependent on such operators for the timing of activities related to such properties and will be largely unable to direct or control the activities of the operators.

We are exposed to potential liabilities that may not be covered, in whole or in part, by insurance.

Equal’s involvement in the exploration for and development of oil and natural gas properties may result in the Company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although prior to conducting drilling and other field activities the Company will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, all such risks may not be insurable or, in certain circumstances, the Company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that Equal is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position, results of operations or prospects.

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

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and legal liability, and potentially increased capital expenditures and operating costs. Our exploration and production facilities and other operations and activities emit greenhouse gases and require us to comply with greenhouse gas emissions legislation. The direct or indirect costs of these regulations may have a material adverse effect on our business, financial condition, results of operations and prospects. The discharge of greenhouse gas (“GHG”) emissions, oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. If we are not in material compliance with applicable environmental regulations, it could result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. See “Risk Factors”.

Equal’s current Hunton production, and future development, depends on our ability to dispose of produced water by injection into water disposal wells. Regulatory actions that would limit our ability to economically dispose of produced water would have a material adverse effect on our production and cash flow.

We could incur material expenses complying with new or amended laws and regulations governing climate change.

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

Equal conducts business and operations in the United States and is therefore also exposed to foreign currency risk on any costs incurred in Canadian dollars to the extent the value of the Canadian dollar increases relative to the United States dollar.

An increase in interest rates could result in a significant increase in the amount we pay to refinance or service future borrowings, resulting in a decrease in the cash available to fund our operations.

We may be unable to successfully compete with other companies in our industry, which could negatively affect the market price of our common shares.

The oil and gas industry is highly competitive. Equal actively competes for reserve acquisitions, exploration leases, licenses and concessions, access to equipment, markets, transportation capacity, drilling, service rigs and processing facilities, production and development of oil and natural gas properties, skilled industry personnel, and the capital to finance such activities, with a substantial number of other oil and gas companies, many of which have significantly greater financial and personnel resources than we have. Equal’s competitors include major integrated oil and natural gas companies and numerous other independent oil and natural gas companies and individual producers and operators.

Certain of our customers and potential customers could directly, or indirectly, be exploring for oil and gas, and the results of such exploration efforts could affect the Company’s ability to sell or supply oil or gas to these customers in the future. The Company’s ability to successfully bid on and acquire additional property rights, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers depends upon developing and maintaining close working relationships with our future industry partners and joint operators and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.

As a result of increasing competition, it has become (and the Company expects it to continue to be) more difficult to acquire producing assets and reserves on accretive terms.

Our production is sold to a limited number of customers, and their inability to accept our production would have an adverse effect on our profitability.

Our production of oil and natural gas is sold to a limited number of customers and the inability to accept our production due to capacity constraints, or a credit default of one of these customers, could have a temporary adverse effect on us. Our revenues are generated under contracts with a limited number of customers. In 2013, approximately 90% of Equal’s revenues were derived from Scissortail Energy, LLC (a subsidiary of Kinder Morgan). Other customers include DCP Midstream, LP and Phillips 66 Company. Our operations and cash flow would be adversely affected as a result of non-performance or payment default by any of our customers, but Equal’s operations and cash flows are especially reliant upon Scissortail’s ability to process and pay for the contracted production.

We depend upon our management and other key personnel, and the loss of one or more of such individuals could negatively affect our business. We have disclosed material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

Equal’s success depends in large measure on certain key personnel. The Company does not have key personnel insurance in effect for management. The contributions of these individuals to our immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and if we are unable to attract and retain all personnel necessary for the development and operation of its business, we could be unable to successfully operate the business. Investors must rely upon the ability, expertise, judgment, discretion, integrity and good faith of the Company’s management.

Management has concluded that as of December 31, 2013, we had not maintained effective internal control over financial reporting. Although, as disclosed in Item 9A in this annual report on Form 10-K, we are in the process of adopting measures to remediate the material weaknesses related to the fact that we did not maintain sufficient accounting resources with adequate training and relevant experience commensurate with our financial reporting requirements. There is also an inherent risk that we may not be able to hire qualified accounting and financial reporting personnel. While considerable actions will be undertaken to improve our internal controls in response to the material weaknesses identified, if we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. Any failure to remedy our material weaknesses or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy our identified material weaknesses and deficiencies that resulted in the prior period financial statement revisions within this current 10-K, could have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Our operations require permits from various governmental authorities. There can be no assurance that we will be able to obtain all of the necessary leases and permits that might be required to carry out exploration and development at our projects.

Equal’s properties are held in the form of working interests in leases. If the Company or the holder of the lease fails to meet the specific requirements, the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of the Company’s leases or the working interests relating to a lease, or the inability of the Company to obtain or maintain necessary permits, could have an adverse effect on our results of operations and the ability to conduct our business.

Our profitability depends upon the level of royalties and production taxes that we pay, and the availability to us of incentives provided by the State of Oklahoma and the federal government

In addition to federal regulations, Oklahoma has legislation and regulations which govern production taxes, production rates, environmental protection and other matters. Royalties payable on production are determined by negotiations between the mineral owner and the lessee. If production taxes are increased, or if Oklahoma does not make available to us current production tax credits, our profitability will be negatively affected.

If we are unable to renew our land leases on satisfactory terms, our operations will be adversely affected.

Oil and natural gas lands located in Oklahoma are generally privately owned and rights to explore for and produce such oil and natural gas are granted by lease on such terms and conditions as may be negotiated. In general, the term of most leases is three years. Once a productive well is established on the lands the land is held by production for as long as the subject well is consistently producing. If we are unable to renew our land leases, we will be unable to operate our business as it is currently being conducted.

The ability of residents of the United States to enforce civil remedies against us and our directors and officers may be limited.

Equal is incorporated under the ABCA and the chief executive officer, who is also a director, and three other of the Company’s directors are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon the Company or upon our directors or officers who are not residents of the United States, or to realize in the United States upon judgments against the Company’s current or future non-U.S. resident executive officers or directors of United States courts predicated upon civil liabilities under United States federal or state securities laws. Furthermore, it may be difficult for investors to enforce judgments of the U.S. courts based on civil liability provisions of the U.S. federal or state securities laws in a Canadian court against the Company or any of the Company’s non-U.S. resident executive officers or directors. There is substantial doubt whether an original lawsuit could be brought successfully in Canada against any of such persons or the Company predicated solely upon such civil liabilities.

Actual reserves will vary from reserve estimates and those variations could be material and negatively affect the market price of our common shares

There are numerous uncertainties inherent in estimating quantities of oil, natural gas and NGL reserves and cash flow to be derived therefrom, including many factors beyond our control. The reserve, recovery and associated revenue information contained in the Haas Report are only estimates and the actual production and ultimate reserves from our properties may be greater or less than the estimates prepared in such reports. The Reserve Reports have been prepared using certain commodity price assumptions which are described in the notes to the reserve tables in this Form 10-K. If lower prices for crude oil, NGLs and natural gas are realized by the Company and substituted for the price assumptions utilized in the Reserve Reports, the present value of estimated future net cash flows for the Company’s reserves would be reduced and the reduction could be significant, particularly to those cases which are based on a constant price assumption. Exploration for oil and natural gas involves many risks, which even a combination of experience and careful evaluation may not be able to overcome. There is no assurance that further commercial quantities of oil and natural gas will be discovered by the Company.

In general, estimates of economically recoverable oil and natural gas reserves and the future net revenue therefrom are based up a number of variable factors and assumptions, such as:

•	historical production from the properties;

•	estimated production decline rates;

•	estimated ultimate reserve recovery;

•	timing and amount and effectiveness of future capital expenditures;

•	marketability and price of oil and natural gas;

•	production tax rates;

•	the assumed effects of regulation by governmental agencies; and

•	future operating costs;

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

In accordance with applicable securities laws, Haas, a third party engineering firm, has used constant price and cost estimates in calculating reserve quantities included herein. Actual future net revenue will be affected by other factors including but not limited to actual production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs.

Actual production and revenue derived from reserves will vary from the reserve estimates contained in the Haas Report, and such variations could be material. The Haas Report is based in part upon the assumption that certain activities will be undertaken by us in future years and the further assumption that such activities will be successful. The reserves and estimated revenue to be derived therefrom contained in the Haas Report will be reduced in future years to the extent that such activities are not undertaken or, if undertaken, do not achieve the level of success assumed in the Haas Report.

Future acquisitions, financings or other transactions may result in shareholder dilution.

Equal Energy may make future acquisitions or enter into financing or other transactions involving the issuance of securities of Equal, which could be dilutive to shareholders of the Company.

Payment of dividends on our Common shares is at the discretion of our Board of Directors.

On November 27, 2012, Equal announced the initiation of a $0.20 per share annual dividend beginning January 1, 2013 payable quarterly at the end of each calendar quarter. The Company paid the quarterly dividend of $0.05 per share at the end of each calendar quarter of 2013. As a result of the terms of the Arrangement Agreement with Petroflow, Equal will not pay a dividend in the first quarter of 2014. However, payment of dividends on Equal’s common shares in the future will depend upon, among other things, execution of the Arrangement Agreement, our cash flow, results of operations and financial condition of Equal and the need for funds to finance ongoing operations and other business considerations as Equal’s Board of Directors considers relevant.

The failure of third parties to meet their contractual obligations to us may have a material adverse effect on our financial condition.

Equal is exposed to third party credit risk through our contractual arrangements with our current or future joint venture partners, third party operators, marketers of our petroleum and natural gas production and other parties. In the event such entities fail to meet their contractual obligations to the Company, such failures could have a material adverse effect on the Company and our cash flow from operations. In addition, poor credit conditions in the industry and of joint venture partners may impact a joint venture partner’s willingness to participate in our ongoing capital program, potentially delaying the program and the results of such program until we find a suitable alternative partner.

We may not be able to achieve the anticipated benefits of future potential acquisitions and the integration of any acquisitions might result in the loss of key employees and the disruption of on-going business relationships.

Equal makes acquisitions and dispositions of businesses and assets in the ordinary course of business. Achieving the benefits of acquisitions depends in part on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner, as well as our ability to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations with those of the Company. The integration of an acquired business may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters, and may also result in the loss of key employees, the disruption of on-going business, supplier, customer and employee relationships and deficiencies in internal controls or information technology controls. We continually assess the value and mix of our assets in light of our business plans and strategic objectives. In this regard, non-core assets are periodically disposed of, so that the Company can focus our efforts and resources more efficiently. Depending on the state of the market for such non-core assets, certain non-core assets of the Company, if disposed of, could realize less than their carrying value on the financial statements of the Company.

Our hedging program could result in us not realizing the full benefit of oil and natural gas price increases.

From time to time Equal enters into agreements to receive fixed prices on our oil and natural gas production to offset the risk of revenue losses if commodity prices decline; however, if commodity prices increase beyond the levels set in such agreements, we will not benefit from such increases and we may nevertheless be obligated to pay royalties on such higher prices, even though not received by us, after giving effect to such agreements. Similarly, from time to time the Company might enter into agreements to fix the exchange rate of Canadian to United States dollars in order to offset the risk of revenue losses if the Canadian dollar increases in value compared to the United States dollar; however, if the Canadian dollar declines in value compared to the United States dollar, the Company will not benefit from the fluctuating exchange rate. To the extent that we engage in risk management activities, there are potential credit risks associated with the counterparties with which we contract.

Our directors could have conflicts of interest that create incentives for them to act contrary to or in competition with the interests of our shareholders.

Certain of the directors of Equal are also directors and officers of other oil and gas companies involved in natural resource exploration and development, and conflicts of interest may arise between their duties as directors of Equal and as officers and directors of such other companies. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as apply under the ABCA and under our Code of Business Conduct.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Overview

The following is a description of Equal’s material oil and natural gas properties as at December 31, 2013. Production stated is sales production on a net revenue interest basis to Equal and, unless otherwise stated, is the average daily production for 2013. Reserve amounts are total proved reserves based on constant prices and costs as at December 31, 2013. Unless otherwise specified, gross and net acres and well count information are as at December 31, 2013.

Equal’s production comes from our Oklahoma based operations. The U.S. core area assets are located mainly in Lincoln and Logan Counties of Oklahoma. We also have an inventory of minor producing assets, minor royalty interests and various exploration and exploitation prospects on undeveloped lands in Oklahoma.

Oklahoma

Hunton

The key producing horizon is the Hunton formation in central Oklahoma. The Hunton is a carbonate rock formation which has been largely ignored by the industry in areas with high water/hydrocarbon production ratios. Over the last decade, new drilling and production techniques have enabled profitable development of the Hunton formation. Extensive dewatering lowers reservoir pressure allowing the liberation and mobilization of oil, natural gas and NGLs from smaller rock pores. Typical peak hydrocarbon production rates average 150 boe/d per horizontal well and are generally observed within six months of production commencement.

Equal’s average Hunton production of 6,448 boe in 2013 was comprised of 18.82 MMcf/d of natural gas, 3,142 bbl/d of NGLs and 169 bbl/d of oil from a total of 130 producing wells. The Haas Report has attributed total proved reserves of 280 Mbbl of crude oil, 66.4 Bcf of natural gas and 12,993 Mbbl of NGLs to Equal.

In Oklahoma, Equal holds approximately 11,031 net undeveloped acres of land, at December 31, 2013. This acreage is centered in Lincoln and Logan Counties.

Proved Reserves

Preparation of Reserve Estimates

The estimates of oil and natural gas reserves in this report are based on reserve reports, all of which were prepared by independent petroleum engineers at Haas Petroleum Engineering Services, Inc. To achieve reasonable certainty, Equal relied on technologies that have been demonstrated to yield results that are consistent and repeatable. The technologies and economic data used to estimate our proved reserves include, but are not limited to, well logs, geological maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. This data was reviewed by various levels of management for accuracy, before consultation with independent petroleum engineers. Such consultation included review of properties, assumptions and any new data available. Internal reserves estimates and methodologies were compared to those prepared by independent petroleum engineers to test the reserves estimates and conclusions before the reserves estimates were included in this report. The accuracy of the reserve estimates is dependent on many factors, including the following:

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

Equal’s senior vice president and chief operating officer was the technical person primarily responsible for overseeing the preparation of Equal’s reserve estimates. He has a Bachelor of Science degree in Environmental Geology, a Master’s Degree in Geology and over 30 years of practical experience.

The qualifications of the lead petroleum engineer at Haas primarily responsible for overseeing Haas’ preparation of Equal’s reserves estimates are set forth below. The lead petroleum engineer at Haas meets or exceeds the Society of Petroleum Engineers’ standard requirements to be a professionally qualified Reserve Estimator and Auditor.

•	35 years of practical experience in petroleum engineering and more than 15 years of experience estimating and evaluating reserve information;

•	Licensed Professional Engineer in the State of Texas; and

•	Bachelor of Science Degree in Mining Engineering.

In addition to conducting these internal and external reviews, we also have a Reserves Committee that consists of three independent members of our Board of Directors. This committee provides additional oversight of our reserves estimation and certification process. The Reserves Committee assists the Board of Directors with its duties and responsibilities in evaluating and reporting our proved reserves, much like our Audit Committee assists the Board of

Directors in supervising our audit and financial reporting requirements. Besides being independent, certain members of our Reserves Committee also have educational backgrounds in geoscience or petroleum engineering, as well as experience relevant to the reserves estimation process.

Technologies

Under U.S. Securities and Exchange Commission (“SEC”) rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, based on prices used to estimate reserves, from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

The area of a reservoir considered proved includes; (i) the area identified by drilling and limited by fluid contacts, if any; and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

Existing economic conditions include prices and costs which are used to estimate if a reservoir is economically producible. In determining the amount of proved reserves, the price used must be the average price during the 12-month period prior to the ending date of the period covered by the reserve report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Reserve Quantities, PV-10 and Standardized Measure

The following estimates of proved oil, natural gas and NGL reserves are based on reserve reports as of December 31, 2013, 2012 and 2011, substantially all of which were prepared by independent petroleum engineers. The PV-10 values shown in the table below are not intended to represent the current market value of the Company’s estimated oil and natural gas reserves as of the dates shown. The reserve reports were based on the Company’s drilling schedule and the un-weighted arithmetic average price during the 12-month period ended December 31, 2013, 2012 and 2011, using first-day-of-the-month prices for each month. The Company estimates that approximately 63% of its current proved undeveloped reserves will be developed by the end of 2014 and all of our current proved undeveloped reserves will be developed by the end of 2016. See “Critical Accounting Estimates” in Item 7 of this report for further discussion of uncertainties inherent to the reserves estimates. All historical Canadian reserves information has been excluded from the following reserve information because all Canadian assets were sold during 2012 and the results of the Canadian operations have been recorded as discontinued operations in the Company’s GAAP financial statements.

	December 31,
	2013	2012	2011
Estimated Proved Reserves(1)

Developed
Oil (MMbbls)	0.2	0.3	0.4
NGL (MMbbls)	11.8	7.4	7.8
Natural gas (Bcf)	59.4	52.3	59.6
Total proved developed (MMboe)	22.0	16.4	18.2

Undeveloped
Oil (MMbbls)	0.1	—	—
NGL (MMbbls)	1.1	1.5	2.8
Natural gas (Bcf)	7.0	11.1	22.0
Total proved undeveloped (MMboe)	2.3	3.3	6.5

Total Proved
Oil (MMbbls)	0.3	0.3	0.4
NGL (MMbbls)	12.9	8.9	10.6
Natural gas (Bcf)	66.4	63.4	81.6
Total proved (MMboe)	24.3	19.7	24.6

PV-10 (in millions)(2)	$228.0	$153.6	$311.4

Standardized Measure of Discounted Net Cash Flows (in millions)(3)	$196.7	$153.6	$302.1

(1)	The Company’s estimated proved reserves and the future net revenues, PV-10 and Standardized Measure were determined using the 12-month average price for oil and natural gas, based on the un-weighted arithmetic average of the first-day-of-the month price for each month. The prices realized by Equal differ from index prices. Equal generally receives daily average index prices, net of adjustments for transportation and regional price differentials. The prices used in our external reserve report are based on weighted average sales prices, which are based on the first day of the month index prices for the preceding 12 months, adjusted for transportation and regional price differentials. The index prices and the equivalent weighted average sales prices are shown in the table below.

	Index prices		Weighted arithmetic average sales prices
	Oil (per Bbl)	Natural gas (per mcf)	Oil (per Bbl)	Natural gas (per mcf)	Natural gas liquids (% of oil)
December 31, 2013	$96.78	$3.67	$94.51	$3.03	32%

December 31, 2012	$94.71	$2.86	$92.63	$2.22	34%

December 31, 2011	$96.19	$4.33	$89.22	$3.46	53%

(2)

PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and production costs, discounted at 10% per annum to reflect timing of future cash flows and using 12-month un-weighted arithmetic average of the first-day-of-the-month prices for the years ended December 31, 2013, 2012 and 2011. PV-10 differs from Standardized Measure because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure represents an estimate of fair market value of the Company’s oil and natural gas properties. PV-10 is used by the industry and by the Company’s management as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that is not dependent on the taxpaying status of the entity. The following table provides a reconciliation of the Company’s Standardized Measure to PV-10:

	As at December 31, 2013
(in thousands of dollars)	2013	2012	2011
Standardized Measure of Discounted Net Cash Flows	$196.7	$153.6	$302.1
Present value of future income tax discount at 10%	31.3	—	9.3

PV-10	$228.0	$153.6	$311.4

3)	Standardized Measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development and production costs, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions used to calculate PV-10. Standardized Measure differs from PV-10 as Standardized Measure includes the effect of future income taxes.

Undeveloped Reserves

Undeveloped reserves in the Reserve Report are reserves scheduled to be developed within the next three years.

Proved undeveloped reserves have been assigned to Equal’s properties.

Proved undeveloped reserves of 2,377 Mboe (50% natural gas) have been assigned in the December 31, 2013, Haas Report representing 10% of the Oklahoma proved reserves on a boe basis. These proved undeveloped reserves represent 23 gross (6.3 net working interest) well locations. All of the locations are in Lincoln County.

The Oklahoma assets provide a large inventory of undeveloped opportunity. As the current undeveloped location inventory is developed, it is anticipated that additional undeveloped locations will be recognized by Haas and added to the undeveloped inventory.

Proved Undeveloped Reserves. The following table summarizes activity associated with proved undeveloped reserves during the periods presented:

	December 31,
	2013	2012	2011
Reserves converted from proved undeveloped to proved developed (MMboe)	1.9	1.1	1.7
Drilling capital expended to convert proved undeveloped reserves to proved developed reserves (in millions)	9.1	7.8	13.2

Production and Price History

The following tables set forth information regarding the Company’s net natural gas, NGL and oil production and certain price and cost information for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Production Data
Oil (Mbbls)	62	63	77
Natural gas (MMcf)	6,870	8,272	6,373
Natural gas liquids (Mbbls)	1,147	1,182	877

Total volumes (Mboe)	2,353	2,624	2,016

Average daily total volumes (boe/d)	6,448	7,186	5,523

Average Prices(1)
Oil (per bbl)	$96.01	$92.82	$89.11
Natural gas (per mcf)	$2.92	$2.22	$3.46
Natural gas liquids (per bbl)	$33.08	$31.41	$47.46

Total (per boe)	$27.16	$23.37	$34.98

(1)	Prices represent actual average prices for the periods presented and do not include effects of derivative transactions.

	Year Ended December 31,
	2013	2012	2011
Expenses per boe
Lease operating expenses
Production and transportation	$5.99	$7.79	$8.48
Production taxes(1)	$1.58	$1.43	$1.66

Total operating expenses and ad valorem taxes	$7.57	$9.21	$10.03

(1)	Net of severance tax refunds. During the three months ended December 31, 2013, prior period errors were identified relating to the recording of tax rebates from the Oklahoma Tax Commission for production activities, and the related recognition of deferred income assets and expenses. The revisions for these corrections to the applicable prior periods are reflected in the financial information herein. (See Financial Statement Footnote 18)

Productive Wells

The following table sets forth the number of producing wells in which the Company owned a working interest at December 31, 2013. Gross wells are the total number of producing wells in which the Company has a working interest and net wells are the sum of the Company’s fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	1	0.4	129	109.7	130	110.1

Developed and Undeveloped Acreage

The following table sets forth information regarding the Company’s developed and undeveloped acreage at December 31, 2013:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Oklahoma	57,820	47,077	30,178	11,031

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2013, the expiration periods of the gross and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2014	10,837	2,941
December 31, 2015	5,592	1,659
December 31, 2016	13,009	5,720
December 31, 2017 and later	740	711
Total	30,178	11,031

Drilling Activity

The following table sets forth information with respect to wells the Company completed during the periods indicated. Drilling success represents the percentage of developed wells determined to be productive. The information presented is not necessarily indicative of future performance, and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Gross wells refer to the total number of wells in which Equal had a working interest and net wells are the sum of the Company’s fractional working interests owned in gross wells. Equal did not drill any wells we classified as exploratory during this period.

	2013				2012				2011
Completed Wells	Gross	Drilling Success %	Net	Drilling Success %	Gross	Drilling Success %	Net	Drilling Success %	Gross	Drilling Success %	Net	Drilling Success %
Development
Productive	12.0	100%	11.1	100%	9.0	100%	7.2	100%	13.0	100%	11.3	100%
Dry	—	—	—	—	—	—	—	—	—	—	—	—

Total	12.0	100%	11.1	100%	9.0	100%	7.2	100%	13.0	100%	11.3	100%

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

Item 3. Legal Proceedings

Equal is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Equal and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Equal’s estimates of the outcomes, and our experience in contesting, litigating and settling similar matters. To management’s knowledge, there were no pending legal proceedings which would result in amounts material to Equal’s financial position or results of operations. Actual amounts could differ materially from management’s estimates. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect Equal.

On December 11, 2013, Equal Energy shareholder Andrew Cooke brought a putative class action against Equal Energy, its directors, Petroflow Energy, Inc., and Petroflow Canada Acquisition, Corp. (collectively, “Petroflow”), in the District Court for Oklahoma County: Cooke v. Equal Energy Ltd., et al., No. CJ-2013-6817. Subsequently, three other shareholder plaintiffs brought separate putative class action suits in the same court: Olsen v. Equal Energy Ltd., et al., No CJ-2013-6873; Solak v. Equal Energy Ltd, et al., No. CJ-2013-6959; Grinberger v. Equal Energy Ltd., et al., No. CJ-2013-7055. In these cases plaintiffs allege that the proposed acquisition of Equal Energy by Petroflow is unfair to shareholders. Motions to dismiss and to stay discovery have been filed in these state court actions. The action filed by Andrew Cooke has since been voluntarily dismissed, and as is noted below, was subsequently re-filed in federal court.

On January 14, 2014, Equal Energy shareholder Johan Van Weelden brought a separate lawsuit in the U.S. District Court for Western District of Oklahoma against Equal Energy, its directors and Petroflow: Van Weelden v. Equal Energy Ltd., et al., No. 14-cv-0047-C. Subsequently three putative class actions were also filed by shareholders in the same federal court: Montemarano et al. v. Equal Energy Ltd., et al., No. 14-cv-0058-C; Cooke v. Equal Energy, Ltd., et al., No. 14-CV-0087-C; Scripture v. Equal Energy Ltd., et al., No. 14-cv-0114-C. These cases allege that disclosures relevant to the proposed transaction violate Section 14(a) and 20(a) of the Securities Exchange Act. To date there have been no further proceedings in these federal cases.

On July 16, 2010, a former employee filed a Statement of Claim against Equal Energy Ltd. in the amount of CAD$741,880 plus interest for damages as a result of an alleged breach relating to the loss of performance units. The former employee filed a second Statement of Claim against Equal Energy Ltd. on August 7, 2012 in the amount of CAD$654,151 plus interest for damages as a result of an alleged constructive dismissal. The parties agreed to settle the above matter without any admission of liability by Equal. Discontinuances of Claim in the two Queen’s Bench actions against Equal Energy Ltd. were filed on January  30, 2014, in exchange for payment in the amount of CAD$65,000 for reimbursement of legal fees and CAD$535,000, less withholdings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Equal’s common shares are listed on the TSX and NYSE and trade under the symbol “EQU”.

The following table sets forth the price range of Equal’s common shares as reported by the TSX and the NYSE for the period indicated.

	Toronto Stock Exchange		New York Stock Exchange
	High (CAD$)	Low (CAD$)	High ($)	Low ($)
2013
Q1	3.92	2.86	3.85	2.98
Q2	4.21	3.61	4.04	3.57
Q3	5.07	4.06	4.81	3.95
Q4	5.86	4.50	5.50	4.29

2012
Q1	5.12	3.73	4.95	3.73
Q2	3.85	2.42	3.85	2.38
Q3	3.95	2.55	4.05	2.48
Q4	3.94	2.94	3.97	2.96

The following table sets forth the price range of the 6.75% convertible debentures listed on the TSX under the symbol “EQU.DB.B”.

	High (CAD$)	Low (CAD$)
2013
Q1	101.50	99.50
Q2	101.60	100.00
Q3	101.01	99.30
Q4	101.75	99.85

2012
Q1	100.00	97.00
Q2	99.50	90.00
Q3	100.00	96.00
Q4	100.99	93.00

Performance Graph

The following graph compares the cumulative shareholder return on a $100 investment in common shares of Equal for the Corporation’s (or its predecessor, as applicable) five most recent financial years commencing January 1, 2009, with a cumulative total shareholder return on the S&P / TSX Composite Index and the SIC Oil & Gas Exploration and Production Index for the same period assuming reinvestment of all distributions and dividends.

	1-Jan-09	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12	31-Dec-13
ENT/ EQU	$100	$340	$341	$249	$174	$312
S&P / TSX Composite Index	$100	$131	$150	$133	$138	$152
SIC Oil & Gas Exploration & Production	$100	$145	$170	$155	$144	$177

Note: Restated to reflect the three for one exchange of trust units for Common Shares

The number of record holders as of December 31, 2013, was 174.

Equal did not declare any dividends during the years 2009, 2010, 2011 and 2012.

During 2013, the Company paid a $0.20 per share annual dividend beginning January 1, 2013 payable quarterly at the end of each calendar quarter. As a result of the terms of the Arrangement Agreement with Petroflow, Equal will not pay a dividend in the first quarter of 2014.

Issuer Purchases of Equity Securities

The Company did not purchase any common stock or debentures during 2013.

Under the Equal Energy Savings Plan (the “Plan”), eligible employees may purchase common shares of Equal. Eligible employees purchased approximately 72,499 common shares in 2013, at then-prevailing stock prices.

Item 6. Selected Financial Data

In thousands of dollars, except for share amounts.
	2013	2012	2011	2010	2009
			(Revised)	(Revised)	(Revised)
FINANCIAL
Oil, NGL and natural gas revenues before impact of commodity contracts	$63,912	$61,536	$71,356	$49,722	$39,648
Net income (loss) from continuing operations (3)	6,281	31,195	(325)	1,896	8,882
Per share – basic (1) (3)($)	0.18	0.89	(0.01)	0.08	0.42
Per share – diluted (1) (3)($)	0.17	0.82	(0.01)	0.08	0.41
Cash dividends per share ($)	0.20	0.00	0.00	0.00	0.00
Total assets (3)	228,385	227,521	317,149	246,129	240,274
Long-term debt	—	—	136,141	24,867	66,287
Convertible debentures	42,309	45,230	44,131	118,829	113,500

SHARES/UNITS OUTSTANDING
Shares outstanding – basic (1) (000s)	35,672	35,062	32,040	24,595	21,119
Shares outstanding – diluted (1) (000s)	36,540	41,125	32,768	24,896	21,611
Shares outstanding at period end (1) (000s)	35,806	35,227	34,779	27,710	21,701

(1)	Restated to reflect three for one exchange of trust units for common shares.
(2)	Funds from operations is a non-GAAP financial measure. Please refer to “Non-GAAP Financial Measures.”
(3)	As revised, see Note 18 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, and in particular this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Please see the cautionary language at the very beginning of this Annual Report on Form 10-K regarding the identification of and risks relating to forward-looking statements, as well as Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K.

CORPORATE PROFILE

Equal Energy Ltd. is an exploration and production oil and gas company headquartered in Oklahoma City, Oklahoma. Equal’s shares are listed on the New York Stock Exchange (EQU) and Equal’s shares and convertible debentures are listed on the Toronto Stock Exchange (EQU and EQU.DB.B). Our current production is approximately 7,000 boe per day (49% NGLs, 48% natural gas and 3% crude oil), all of which is produced in Oklahoma.

Arrangement to Sell all Issued and Outstanding Shares of the Company

On December 6, 2013, Equal Energy, Petroflow Energy Corporation, a Delaware corporation (“Petroflow”), and Petroflow Canada Acquisition Corp., an Alberta, Canada corporation and wholly-owned subsidiary of Petroflow (“PetroflowSub”), entered into an Arrangement Agreement (the “Arrangement Agreement”), pursuant to which Petroflow has agreed to acquire, indirectly through PetroflowSub, all of the outstanding common shares of Equal for $5.43 per share in cash, without interest, and pursuant to which Equal will become an indirect wholly-owned subsidiary of Petroflow (the “Arrangement”). Please see “Item 1” for additional information.

It is important to note that within this MD&A, production volumes reflect Equal’s continuing operations net of royalty interest which is in accordance with U.S. regulations. Reported production volumes in pre-2013 press releases, quarterly reports, annual reports and other public documents included discontinued Canadian operations and were in accordance with the Canadian National Instrument 51 – 101 which is before the deduction of royalty interest.

Operations Summary	Year ended December 31,
(in thousands except for volumes, percentages and per share and boe amounts)	2013	Change	2012	Change	2011
OPERATIONS
Average daily production net of royalties
NGL (bbls per day)	3,142	-3%	3,237	35%	2,401
Natural gas (mcf per day)	18,821	-17%	22,664	30%	17,461
Oil (bbls per day)	169	-2%	172	-19%	212

Total (boe per day)	6,448	-10%	7,186	30%	5,523

Average sales price, excluding impact of commodity contracts
NGL ($ per bbl)	33.08	5%	31.41	-34%	47.46
Gas ($ per mcf)	2.92	32%	2.22	-36%	3.46
Oil ($ per bbl)	96.01	3%	92.82	4%	89.11

REVENUES

Revenues (in thousands)
	Year ended December 31
	2013	Change	2012	Change	2011
NGL revenues	$37,934	2%	$37,237	-12%	$42,094
Natural gas revenues	20,063	9%	18,451	-17%	22,283
Oil revenues	5,915	1%	5,848	-16%	6,979
Total gain (loss) on commodity contracts	(2,184)	-177%	2,845	-64%	7,892
Other revenue	135		—		—

Total Revenues	$61,863	-4%	$64,381	-19%	$79,248

In 2013, total revenues decreased 4% to $61.9 million from $64.4 million in 2012 due to decreased NGL and natural gas production primarily due to the 2012 divestiture of our Northern Oklahoma assets, partially offset by increased prices for NGL, oil and natural gas.

NGL revenues for 2013 increased 2% to $37.9 million from $37.2 million in 2012 which was the result of a 5% increase in sales price received for NGLs partially offset by a 3% decrease in production volumes. Natural gas revenues for 2013 increased 9% to $20.1 million from $18.5 million in 2012 which was the result of a 32% increase in sales price received for natural gas partially offset by a 17% decrease in production volumes. Oil revenues for 2013 increased 1% to $5.9 million compared to $5.8 million in 2012 which was the result of a 3% increase in price received partially offset by a 2% decrease in production volumes. In 2013, there was a loss on commodity contracts of $2.2 million compared to a $2.8 million gain in 2012.

COMMODITY CONTRACTS

Equal has a risk management policy which is in line with the terms of its bank credit facility that permits management to use specified price risk management strategies for up to 65% of its estimated net oil and gas production. These includes fixed price contracts, costless collars and the purchase of floor price options and other derivative instruments to reduce the impact of price volatility and ensure minimum prices for a maximum of 36 months. The program is designed to provide price protection on a portion of Equal’s future production in the event of adverse commodity price movement, while retaining exposure to upside price movements. By doing this, Equal seeks to provide a measure of stability and predictability of cash inflows to enable us to carry out our planned capital spending programs.

The mark-to-market value of the commodity contracts is determined based on the estimated fair value as at December 31, 2013, that was obtained from the counterparties to the economic hedges. Equal then evaluates the reasonableness of the valuations in comparison to the value of other commodity contracts we currently own as well as recently quoted prices received from other counterparties for various commodity contracts. Equal deals with large, credit-worthy financial institutions to diversify our counterparty risk. The credit worthiness of each counterparty is assessed at the time of purchase of each financial instrument and are regularly assessed based on any new information regarding that counterparty.

At December 31, 2013, Equal had the following financial derivatives and fixed price contracts outstanding:

Derivative Instrument	Commodity	Price	Volume per day	Period

Fixed	Gas	4.25 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

Fixed	Gas	4.05 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

Fixed	Gas	4.10 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

Fixed	Gas	4.06 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

Fixed	Gas	4.05 ($/mmbtu)	4,000 mmbtu	January 1, 2014 – December 31, 2014

Fixed	Gas	4.34 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

As at December 31, 2013, the above commodity contracts had a net mark-to-market liability position of $0.3 million compared to a net mark-to-market asset position of $1.5 million on December 31, 2012. The mark-to-market liability position at December 31, 2013, relates to natural gas contracts which have average hedged prices lower than the market prices at December 31, 2013.

Subsequent to December 31, 2013, Equal entered fixed price contracts with the following details:

Derivative Instrument	Commodity	Price	Volume per day	Period
Fixed	Gas	4.55 ($/mmbtu)	2,000 mmbtu	March 1, 2014 – December 31, 2014
Fixed	Oil	95.00 ($/bbl)	200 bbl	March 1, 2014 – December 31, 2014
Fixed	Normal Butane (1)	54.60 ($/bbl)	200 bbl	April 1, 2014 – September 30, 2014

(1)	Conway, Propane (in-well) OPIS

For 2014, Equal has 15,677 mmbtu per day of its natural gas hedged at $4.17 per mmbtu, 168 bbls per day of its oil hedged at $95.00 per barrel and 100 bbls per day of its normal butane production (a component of NGLs) hedged at $54.60, which in total is 40% of Equal’s current total production of approximately 7,000 boe per day.

PRODUCTION EXPENSE

Production Expense (in thousands, except for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
Production expense	$14,091	-31%	$20,460	20%	$17,110

Production expense per boe ($)	5.99	-23%	7.79	-8%	8.48

In 2013, production expense decreased 31% to $14.1 million from $20.5 million in 2012 due to decreased volumes from the 2012 divestiture of Equal’s Northern Oklahoma assets and Equal’s focused cost cutting efforts in 2013. On a per boe basis, production expense decreased 23% to $5.99 per boe in 2012 from $7.79 per boe in 2012 due to the sale of the Northern Oklahoma assets that had a higher average production expense per boe than the Equal’s average production costs and a successful focus on cost control.

PRODUCTION TAXES

Production Taxes (in thousands, except for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
Production taxes	$3,713	-1%	$3,761	-3%	$3,879

Production taxes per boe ($)	1.58	10%	1.43	-14%	1.66

In 2013, production taxes decreased 1% to $3.7 million from $3.8 million in 2012. On a per boe basis, production taxes increased to $1.58 per boe compared from $1.43 per boe due to higher commodity realizations.

During the three months ended December 31, 2013, prior period errors were identified relating to the recording of tax rebates from the Oklahoma Tax Commission for production activities, and the related recognition of deferred income tax assets and expenses. The revisions for these corrections to the applicable prior periods are reflected in the financial information herein. (See Note 18 to the consolidated financial statements)

GENERAL AND ADMINISTRATIVE EXPENSE EXCLUDING SHARE-BASED COMPENSATION

(in thousands, except for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
Gross G&A expense	$15,082	49%	10,143	-7%	$10,878
Capitalized	(1,060)	42%	(749)	62%	(461)
Recoveries	(1,816)	1%	(1,800)	-2%	(1,839)

G&A expense	$12,206	61%	$7,594	-11%	$8,578

G&A expense per boe ($)	5.19	78%	2.91	-31%	4.25

In 2013, general and administrative costs increased 61% to $12.2 million from $7.6 million in 2012. The increase in G&A costs was mainly due to higher costs for legal and banking fees related to Equal’s Special Committee process, costs related to settling a lawsuit regarding a former employee’s equity-based compensation, and costs associated with transitioning the company’s headquarters to Oklahoma.

SHARE-BASED COMPENSATION EXPENSE

(in thousands, except for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
Share-based compensation expense	$2,385	-33%	$3,570	41%	$2,528

Share-based compensation expense per boe ($)	1.01	-26%	1.36	9%	1.25

In 2013, the non-cash share-based compensation expense was $2.4 million which was 33% lower compared to $3.6 million in 2012. The decrease in the share-based compensation was due to the accelerated vesting and cancellation of restricted shares related to staff reductions as part of the discontinued operations in Canada and fewer shares granted in 2013 primarily as a result of a lower headcount.

INTEREST EXPENSE

Interest Expense (in thousands, except for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
Interest expense on long-term debt	$696	-81%	$3,756	-12%	$4,271
Interest expense on convertible debentures	2,949	-3%	3,039	-58%	7,172

Interest expense before allocation to discontinued operations	3,645	-46%	6,795	-41%	11,443
Interest expense allocated to discontinued operations (1)	—	—	(884)	-41%	(1,486)

Total interest expense of continuing operations	$3,645	-38%	$5,911	-41%	$9,957

Total interest expense per boe ($)	1.55	-31%	2.25	-54%	4.93

(1)	Interest expense allocated to discontinued operations was 13% of the total interest expense in accordance with EITF Issue No. 87-24.

In 2013, interest expense was $3.6 million which was 38% lower than $5.9 million in 2012. The lower interest expense is mainly due to proceeds from the asset dispositions being used to pay down credit facility borrowings.

Equal’s bank credit facility was undrawn at both December 31, 2013, and December 31, 2012. The bank credit facility was repaid with the proceeds of asset sales during 2012 which included the sales of all the Company’s Canadian assets and the assets in Northern Oklahoma.

Equal’s bank credit facility matures in June 2014 and should the lenders decide not to renew the facility, any amounts borrowed on the credit facility at that time must be repaid by June 2015. The bank credit facility was reviewed in 2013 and Equal elected to maintain it at $125.0 million. The facility is secured against the borrowing base of the Oklahoma assets.

DEPLETION AND DEPRECIATION (“D&D”)

Depletion and Depreciation (in thousands, for percentages and per boe amounts)
	Year ended December 31
	2013	Change	2012	Change	2011
D&D	$17,732	-23%	$22,900	52%	$15,114

D&D per boe ($)	7.53	-13%	8.71	16%	7.49

In 2013, depletion and depreciation decreased to $17.7 million from $22.9 million in 2012. The decrease in depletion expense is due to the decrease in production and future development costs resulting from the 2012 sale of Equal’s Northern Oklahoma assets. The decrease in D&D on a per boe basis is due to the 2012 asset sale and improved drilling results in 2013.

AMORTIZATION OF DEFERRED CHARGES

The amortization of deferred charges was $0.4 million in 2013 and 2012. The amortization of deferred charges relates to the initial fees for the issuance of Equal’s convertible debentures. The $0.4 million in 2013 and 2012 are for the outstanding 6.75% convertible debentures and the $1.9 million in 2011 was the remaining deferred charge for the 8.0% and 8.25% convertible debentures before they were redeemed.

ACCRETION OF ASSET RETIREMENT OBLIGATION

In 2013 and 2012, the accretion of the asset retirement obligation was $0.4 million. The accretion expense in 2013 was consistent with 2012 mainly due to similar well counts and associated estimated costs.

GAIN ON SALE OF ASSETS

In 2012, there was a gain on sale of assets of $36.2 million from the sale of Equal’s Northern Oklahoma assets. Equal sold 50% of our working interest in the Mississippian oil play in Northern Oklahoma for $18.1 million on April 26, 2012 and the remaining Northern Oklahoma properties for $40.0 million on September 24, 2012.

TRANSACTION COSTS ON ASSET ACQUISITION/DISPOSITIONS

In 2013, Equal did not have any transaction costs associated with asset transactions. In 2012, the transaction costs associated with the Northern Oklahoma sale totaled $0.7 million.

FOREIGN EXCHANGE

In 2013, there was a foreign exchange gain of $2.8 million mainly due to the effect of the weakening of the Canadian dollar against the U.S. dollar on Equal’s Canadian dollar denominated debt. Equal had no U.S. dollar debt in 2013.

In 2012, there was a foreign exchange gain of $3.3 million mainly due to the effect of the strengthening of the Canadian dollar against the U.S. dollar on the Company’s U.S. dollar denominated debt.

INCOME TAXES

The income tax expense for the years 2013, 2012 and 2011 was $3.8 million, $6.9 million and $10.8 million, respectively. In 2013, deferred income tax expense decreased $3.1 million due primarily to tax differences in fixed asset depreciation.

DISCONTINUED OPERATIONS

On May 3, 2012, Equal announced that our Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the 2012 strategic review process, Equal completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of $40.0 million to our Mississippian joint venture partner;

•	October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta were all sold for CAD$15.4 million in addition with the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	November 2, 2012, the assets in the Lochend Cardium were sold for CAD$62.1 million; and

•	December 13, 2012, the royalty and fee title lands in Western Canada were sold for CAD$12.1 million.

The three asset sales in Q4 2012 resulted in the discontinuation of operations in Canada. This included a $56.8 million gain on sale of assets ($42.6 million net of income tax) and $6.6 million for advisory fees, legal fees, severance and termination of contracts related to the discontinuation of operations in Canada. The results from operations, including these gains, fees and taxes, amounted to $31.0 million.

The results from the discontinued operations added $1.8 million to Equal’s net income for 2013.

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

COMPREHENSIVE INCOME/LOSS

In 2013, Equal had comprehensive income of $8.1 million compared to comprehensive income $57.1 million in 2012. The difference between the net income and comprehensive income is due to the foreign currency translation adjustment of $0.1 million gain and a $5.1 million loss in 2013 and 2012, respectively.

NON-GAAP FINANCIAL MEASURES

Management uses certain industry benchmarks to analyze financial performance. Management feels that these benchmarks are key measures of profitability and overall sustainability for Equal. These benchmarks as presented do not have any standardized meanings prescribed by GAAP and therefore may not be comparable with the calculation of similar measures presented by other entities.

We believe the use of these non-GAAP financial measures provides useful information to investors to gain an overall understanding of our current financial performance. Specifically, we believe the non-GAAP financial measures included herein provide useful information to both management and investors by excluding certain expenses and gains and losses that our management believes are not indicative of our core operating results. In addition, these non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring our performance, and we believe that we are providing investors with financial measures that most closely align to our internal measurement processes. We consider these non-GAAP measures to be useful in evaluating our core operating results as they more closely reflect our essential revenue generating activities and direct operating expenses (resulting in cash expenditures) needed to perform these revenue generating activities. Our management also believes, based on feedback provided by the investment community, that the non-GAAP financial measures are necessary to allow the investment community to construct its valuation models to better compare our results with our competitors and market sector.

The non-GAAP financial information is presented using consistent methodology from year to year. These measures should be considered in addition to results prepared in accordance with GAAP. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations and financial position in conjunction with the corresponding GAAP financial measures. The adjustment factors are described more fully in the table below.

WORKING CAPITAL

(in thousands)	December 31, 2013	December 31, 2012
Cash	$15,631	$23,086
Accounts receivable	13,581	14,830
Prepaid expenses, deposits and other	1,051	931
Accounts payable and accrued liabilities	(17,134)	(10,291)
Assets – discontinued operations	—	2,179
Liabilities – discontinued operations	—	(5,870)

Working capital	$13,129	$24,865

CASH FLOW BEFORE BALANCE SHEET CHANGES

	Year ended December 31
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$30,546	$34,673	$56,328
Adjustments:
Changes in assets and liabilities	(3,312)	2,443	2,223
Net cash provided by (used in) operating activities – discontinued operations	2,749	(7,285)	(26,503)

Cash flow before balance sheet changes	$29,983	$29,831	$32,048

CAPITAL EXPENDITURES

(in thousands)
	Year ended December 31
	2013	2012	2011
Property, plant and equipment expenditures (1)	35,647	24,731	33,421
Hunton Acquisition (2)	—	—	89,520
Dispositions (1)	—	(64,581)	—

Total	35,647	(39,850)	122,941

(1)	Includes the settlement of $5.2 million in payables to Atlas as part of the Mississippian sales in 2012.
(2)	Includes the settlement $5.8 million in receivables from JV Participant in 2011.

During the year ended December 31, 2013, expenditures in the U.S. totaled $35.6 million. The major components of these expenditures include:

•	$26.7 million related to wells, drilling and work-overs;

•	$4.1 million on capital enhancements;

•	$3.7 million on acquisitions of land for future development in Oklahoma; and

•	$1.1 million related to the capitalization of certain G&A costs attributable to exploration and development activities.

During 2013, the Company drilled a total of 12 (11.1 net) wells in Oklahoma.

LIQUIDITY & CAPITAL RESOURCES

Development activities and acquisitions may be funded internally through cash flow or through external sources such as debt or the issuance of equity. Equal finances our operations and capital activities primarily with funds generated from operating activities, but also through the issuance of shares, debentures and borrowing from our credit facility. We believe our sources of cash, including bank debt and funds from operations, will be sufficient to fully fund operations and anticipated capital expenditures in 2014. Equal’s ability to fund our operations will also depend on operating performance and is subject to commodity prices and other economic conditions which may be beyond our control. We operate all of our drilling programs and as a result, can control the pace and targets of its capital spending to react quickly to changes in cash flow to ensure ongoing financial flexibility.

Equal’s capital structure at December 31, 2013 is as follows:

	December 31, 2013
Capitalization (in thousands, except percentages)	Amount	%
Working capital surplus (1)	$(13,129)	-6%
Convertible debentures	42,309	19%
Shares issued, at market (2)	191,206	87%

Total capitalization	$220,386	100%

(1)	Refer to Non-GAAP Financial Measures for more information.
(2)	The market price of Equal’s shares on December 31, 2013 was $5.34 per share

Cash Flow from Operating, Investing and Financing Activities (in thousands)
	Year ended December 31
	2013	2012	2011
Cash provided by operating activities – continuing operations	$33,295	$27,388	$29,825
Cash provided by (used in) operating activities – discontinued operations	(2,749)	7,285	26,503

Cash provided by operating activities	30,546	34,673	56,328

Cash provided by (used in) investing activities – continuing operations	(30,923)	36,942	(118,201)
Cash provided by (used in) investing activities – discontinued operations	—	80,696	(13,113)

Cash provided by (used in) investing activities	(30,923)	117,638	(131,314)

Cash provided by (used in) financing activities	(7,139)	(135,150)	78,557

In 2013, cash provided by operating activities from continuing operations increased to $33.3 million from $27.4 million in 2012 mainly due to higher commodity prices in 2013. In 2013, cash used in investing activities from continuing operations was $30.9 million compared to cash provided by investing activities of $36.9 million in 2012 due to the Northern Oklahoma sale in 2012. In 2013, the cash used in financing activities was $7.1 million due to Equal’s $0.05 quarterly dividend paid in 2013. In 2012, the repayment of the bank credit facility using proceeds from the asset sales which occurred during 2012 amounted to $135.2 million.

LONG-TERM DEBT

Long-term debt is represented by the amounts drawn on the bank credit facility. At December 31, 2013 and 2012, Equal did not have any outstanding long-term debt as the outstanding bank credit facility was repaid with the proceeds of the sales during 2012. As a result of these asset dispositions, the bank credit facility was reduced from a maximum of $200.0 million to $125.0 million which is secured against the borrowing base of the Oklahoma assets.

Equal monitors capital using an interest coverage ratio that has been externally imposed as part of the credit agreement. Equal is required to maintain an interest coverage ratio greater than 3.00 to 1.00; this ratio is calculated as follows:

	As at
(in thousands except for ratios)	December 31, 2013	December 31, 2012
Interest coverage (1):
Cash flow over the prior four quarters	33,806	36,158
Interest expense over the prior four quarters (2)	3,645	6,795

Interest coverage ratio	9.27 : 1.00	5.32 : 1.00

(1)	These amounts are defined terms within the credit agreements.
(2)	The interest expense is the gross amount before the deduction of the amount allocated to discontinued operations.

Convertible Debentures

As of December 31, 2013 and 2012, Equal had CAD$45.0 million of 6.75% convertible debentures (EQU.DB.B) outstanding. These debentures have a conversion price of CAD$8.55 per share. Each CAD$1,000 principal amount of EQU.DB.B debentures is convertible into approximately 116.959 Equal shares and mature on March 31, 2016.

COMMITMENTS

As of December 31, 2013, Equal has commitments for the following payments:

Commitments & Obligations (in thousands)
	2014	2015	2016	2017	2018 and beyond	Total

Long-term debt (1)	$—	$—	$—	$—	$—	$—
Interest on long-term debt (2)	624	312	—	—	—	936
Convertible debentures (3)	—	—	42,309	—	—	42,309
Interest on convertible debentures (3)	2,856	2,856	714	—	—	6,426
Accounts payable & accrued liabilities	17,134	—	—	—	—	17,134
Office leases	504	292	139	—	—	935
Vehicle leases	214	126	32	—	—	372

Total	$21,332	$3,586	$43,194	$—	$—	$68,112

(1)	The bank credit facility was undrawn as of December 31, 2013. If the bank credit facility is not renewed in June 2014, any outstanding balance is to be paid by June 2015.
(2)	Interest is based on the standby-charge of 0.5% for the unused balance of the bank credit facility.
(3)	The convertible debentures bear interest at 6.75% per annum and mature March 31, 2016.

BUSINESS RISKS

The disclosures under this heading should be read in conjunction with Item 1A “Risk Factors” and Note 10 to the consolidated financial statements.

In the current volatile economic and financial market conditions, Equal continually assesses our risks and manages those risks to the best of our abilities. Equal is exposed to normal market risks inherent in the oil and natural gas business, including but not limited to exploration, development and production risks, volatility of commodity prices, capital risks, funding risks, risks associated with reserves, foreign currency risks, interest rate risks, acquisitions, environmental risks and liquidity risks. From time to time, Equal attempts to mitigate our exposure to these risks by using commodity hedging contracts and by other means.

Exploration, Development and Production Risks

Oil and natural gas operations involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The long-term commercial success of Equal depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves. Without the continual addition of new reserves, any existing reserves Equal might have at any particular time will decline over time as such existing reserves are exploited. A future increase in our reserves will depend not only on the ability to explore and develop any properties we may have, but also on our ability to select and acquire suitable producing properties or prospects. No assurances are given that Equal will be able to continue to locate satisfactory properties for acquisition or participation. Moreover, if such acquisitions or participations are identified, management of Equal might determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic. There is no assurance that further commercial quantities of oil and natural gas will be discovered or acquired by Equal.

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

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or personal injury. In particular, Equal might explore for and produce sour natural gas in certain areas. An unintentional leak of sour natural gas could result in personal injury, loss of life or damage to property and may necessitate an evacuation of populated areas, all of which could result in liability to Equal. In accordance with industry practice, Equal is not fully insured against all of these risks, nor are all such risks insurable. Although we maintain liability insurance in an amount that it considers consistent with industry practice, the nature of these risks is such that liabilities could exceed policy limits, in which event we could incur significant costs that could have a material adverse effect upon our financial condition. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations. Losses resulting from the occurrence of any of these risks could have a material adverse effect on Equal.

Oil, Gas and NGL Prices are Volatile

The marketability and price of oil and natural gas that may be acquired or discovered by Equal Energy is and will continue to be affected by numerous factors beyond its control. The Company’s ability to market its oil and natural gas could depend upon our purchasers ability to acquire space on pipelines that deliver natural gas to commercial markets. The Company may also be affected by deliverability uncertainties related to the proximity of its reserves to pipelines and processing and storage facilities and operational problems affecting such pipelines and facilities as well as extensive government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects of the oil and natural gas business.

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

In addition, bank borrowings available to Equal are in part determined by our borrowing base. A sustained material decline in prices from historical average prices could reduce Equal’s borrowing base, therefore reducing the bank credit available to us which could require that a portion, or all, of our bank debt be repaid.

Substantial Capital Requirements

Equal anticipates making substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future. If Equal’s revenues or reserves decline, it may limit our ability to expend or access the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes or, if debt or equity financing is available, that it will be on terms acceptable to Equal. The inability of Equal to access sufficient capital for its operations could have a material adverse effect on Equal’s financial condition, results of operations or prospects.

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

Additional Funding Requirements

Equal’s cash flow from its producing reserves may not be sufficient to fund its ongoing activities at all times. From time to time, we may require additional financing in order to carry out its acquisition, exploration and development activities. Failure to obtain such financing on a timely basis could cause Equal to forfeit its interest in certain properties, miss certain acquisition opportunities and reduce or terminate its operations. If Equal’s revenues from reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace its reserves or to maintain its production. If Equal’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available on favorable terms.

Issuance of Debt

From time to time Equal Energy may enter into transactions to acquire assets or the shares of other corporations. These transactions may be financed partially or wholly with debt, which may increase the Company’s debt levels above industry standards for oil and natural gas companies of similar size. Depending on future exploration and development plans, Equal might require additional debt financing that may not be available or, if available, may not be available on favourable terms. Neither the articles of the Company nor its by-laws limit the amount of indebtedness that the Company may incur. The level of the Company’s indebtedness from time to time, could impair our ability to obtain additional financing on a timely basis to take advantage of business opportunities that may arise and could negatively affect the Company’s debt ratings. This in turn, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

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

Foreign Currency Rates

The price that Equal Energy receives for a majority of our oil and natural gas is based on United States dollar denominated benchmarks and therefore the revenue recorded in Canadian dollars is affected by the exchange rate between the two currencies. A material increase in the value of the Canadian dollar relative to the United States dollar, may negatively impact the Company’s net production revenue by decreasing the Canadian dollar revenue recorded in the financial statements. Equal conducts its business and operations in the United States and is therefore exposed to foreign currency risk on both revenues and costs to the extent the value of the Canadian dollar decreases relative to the United States dollar.

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

Environmental and Climate Change Risk

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and international, national, state and local law and regulation. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach of same can result in the imposition of clean-up orders, fines and/or penalties, some of which may be material, as well as possible forfeiture of requisite approval obtained from the various governmental authorities. The discharge of greenhouse gas (“GHG”) emissions and other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require the Company to incur costs to remedy such discharge. Although the Company believes that it is in material compliance with current applicable environmental regulations, no assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect its financial condition, results of operations or prospects.

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

Liquidity Risk

Liquidity risk is the risk that Equal is unable to meet our financial liabilities as they come due. Management utilizes a long-term financial and capital forecasting program that includes continuous review of debt forecasts to ensure credit facilities are sufficient relative to forecast debt levels, capital program levels are appropriate and financial covenants will be met. In the short term, liquidity is managed through daily cash management activities, short-term financing strategies and the use of commodity hedging contracts to increase the predictability of cash flow from operating activities. Additional information on specific instruments is discussed in the “Commodity Contracts” section, “Liquidity and Capital Resources” section and in Note 10 to the consolidated financial statements.

CHANGES IN ACCOUNTING POLICIES

As required by Rule 3b-4(c) of the United States Securities Exchange Act of 1934, as amended, and Rule 405 of the United States Securities Act of 1933, as amended, Equal has adopted U.S. GAAP financial reporting starting with the reporting of the quarter ended December 31, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no new significant accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

Equal has continuously evolved and documented our management and internal reporting systems to provide assurance that accurate, timely internal and external information is gathered and disseminated.

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

The Equal leadership team’s mandate includes ongoing development of procedures, standards and systems to allow Equal staff to make the best decisions possible and ensuring those decisions are in compliance with Equal’s policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This discussion provides information about the financial instruments Equal uses to manage commodity price volatility. All contracts are settled in cash and do not require the actual delivery of a commodity at settlement.

Commodity Price Risk

Equal’s most significant market risk relates to the prices we receive for our natural gas and NGL production. Oil represents only 2% to 3% of total production, so volatility of oil prices has a small affect. Due to the historical price volatility of these commodities, Equal periodically has entered into natural gas and oil derivative arrangements, and expects in the future to enter into derivative arrangements for the purpose of reducing the variability of natural gas and NGL prices Equal receives for its production. The Company’s credit facility limits our ability to enter into derivative transactions for a maximum term of 3 years and up to 65% of expected production volumes.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At December 31, 2013, the Company’s commodity derivative contracts consisted of fixed price swaps described below:

Fixed price swaps	Equal receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

Equal’s natural gas fixed price swap transactions are settled based upon NYMEX prices and are generally settled on the NYMEX prices on the average of the last three commodity business days for the relevant contract. Equal’s oil fixed price swap transaction is settled upon monthly average NYMEX prices. Equal’s normal butane fixed price swap transaction is settled upon monthly average Conway (in-well) OPIS prices. Settlement for oil and NGL derivative contracts occurs in the succeeding month or quarter and natural gas derivative contracts are settled in the production month or quarter.

At December 31, 2013, the Company’s open commodity derivative contracts consisted of the following:

Derivative Instrument	Commodity	Price	Volume per day	Period
Fixed	Gas (1)	4.25 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas (1)	4.05 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas (1)	4.10 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas (1)	4.06 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas (1)	4.05 ($/mmbtu)	4,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas (1)	4.34 ($/mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

Equal has not designated any of our derivative contracts as hedges for accounting purposes. The Company records all derivative contracts at fair value, which reflects changes in commodity prices. Changes in fair values of the Company’s derivative contracts are recognized as a gain and loss in current period earnings. As a result, the Company’s current period earnings may be significantly affected by changes in the fair value of its commodity derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price.

The following sensitivities show the result to pre-tax net income at December 31, 2013, related to commodity contracts of the respective changes in crude oil, natural gas and fixed basis differential.

	Increase (decrease) to pre-tax net income
(in thousands)	Decrease in market price ($0.50 per mcf)	Increase in market price ($0.50 per mcf)
Natural gas derivative contracts	2,550	(2,550)

Credit Risk

All of Equal’s hedging transactions have been carried out in the over-the-counter market. The use of hedging transactions in over-the-counter markets involves the risk that the counterparties may be unable to meet the financial terms of the transactions. The counterparties for all of the Company’s hedging transactions have an “investment grade” credit rating. The Company monitors on an ongoing basis the credit ratings of its hedging counterparties. The Company’s derivative contracts are primarily with the lead bank for our credit facility.

A default by Equal under our credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. Equal does not require collateral or other security from counterparties to support derivative instruments. Equal has master netting agreements with all of its derivative contract counterparties, which allows the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Equal’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the our senior credit facility. As of December 31, 2013, the counterparties to our open derivative contracts consisted of three financial institutions, two of which are also lenders under the Company’s senior credit facility. We are not required to post additional collateral under derivative contracts.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed borrowings and variable interest rates applied to potential future Credit Facility borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes Equal to short-term changes in market interest rates as its interest obligations on these instruments are periodically re-determined based on prevailing market interest rates, primarily the LIBOR rate. We had no outstanding variable rate debt as of December 31, 2013. Equal had no interest rate derivative contracts outstanding at December 31, 2013.

Interest rate risk arises on outstanding long-term debt that bears interest at floating rates.

Long-term debt is represented by the amounts drawn on the bank credit facility. At December 31, 2013 and 2012, Equal did not have any outstanding long-term debt as the outstanding bank credit facility was repaid with the proceeds of the sales during 2012.

The convertible debentures bear interest at fixed rates.

Foreign Currency Exchange Rate Risk

Equal is exposed to foreign currency risk principally from the CAD$45 million Canadian dollar denominated convertible debentures. All of Equal’s cash flow is generated within the U.S. Equal has not entered into any foreign exchange derivative contracts to mitigate its currency risks as at December 31, 2013, and 2012.

The following financial instruments were denominated in Canadian dollars as at December 31, 2013. Included is the effect of a 2% change in foreign exchange currency rates.

(in thousands)		As at December 31, 2013
	Amounts	Pre-tax Impact of a 2% Increase in U.S. to CAD Exchange Rate	Pre-tax Impact of a 2% Decrease in U.S. to CAD Exchange Rate
Cash and cash equivalents	$3,614	$(72)	$72
Convertible debentures	$42,309	$846	$(846)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Equal Energy Ltd.:

We have audited the accompanying consolidated balance sheet of Equal Energy Ltd. and subsidiaries as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equal Energy Ltd. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equal Energy Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Oklahoma City, Oklahoma

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Equal Energy Ltd.:

We have audited Equal Energy Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Equal Energy Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting contained in “Item 9A. Controls and Procedures” of Equal Energy Ltd.’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the ineffective operation of certain financial reporting controls by personnel with inadequate technical accounting expertise; inadequate design of controls over accrued liabilities and accounts receivable related to the Company’s ownership interests in wells being drilled; and inappropriate controls over access to information technology systems to properly restrict access to record manual journal entries, including the review and approval of manual journal entries, have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2013 of Equal Energy Ltd. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Equal Energy Ltd. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2013, relative to the aforementioned material weaknesses in internal control over financial reporting.

(signed) KPMG LLP

Oklahoma City, Oklahoma

March 17, 2014

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders of Equal Energy Ltd.

We have audited the accompanying consolidated balance sheet of Equal Energy Ltd. as of December 31, 2012 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2012 and December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equal Energy Ltd. as of December 31, 2012, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2012 and December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Signed “KPMG LLP”

Chartered Accountants

Calgary, Canada

March 14, 2013 except as to notes 1(d) and 18 which are as of March 17, 2014

Equal Energy Ltd.

Consolidated Balance Sheets

(in thousands)	December 31, 2013	December 31, 2012
		(Revised)
Assets
Current assets
Cash and cash equivalents	$15,631	$23,086
Accounts receivable, net	13,581	14,830
Prepaid expenses, deposits and other	1,051	931
Commodity contracts	—	1,453
Assets of discontinued operations	—	2,179

Total current assets	30,263	42,479

Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $243 million and $225 million, respectively	162,061	146,184
Unproved	4,014	2,091

Total oil and natural gas properties	166,075	148,275
Other capital assets, net of accumulated depreciation of $0.8 million and $1.0 million, respectively	152	487

Total property, plant and equipment, net	166,227	148,762

Other assets	989	1,429
Commodity contracts	—	160
Deferred income tax asset	30,906	34,691

Total assets	228,385	227,521

Liabilities
Current liabilities
Accounts payable and accrued liabilities	17,134	10,291
Asset retirement obligation	278	—
Commodity contracts	341	—
Liabilities of discontinued operations	—	5,870

Total current liabilities	17,753	16,161

Convertible debentures	42,309	45,230
Asset retirement obligation	4,362	4,746
Liabilities of discontinued operations	—	787

Total liabilities	64,424	66,924

Shareholders’ Equity
Common shares, $0.1 par value unlimited authorized shares, and 35,806,337 and 35,226,526 shares issued and outstanding, respectively	358	352
Additional paid-in capital	230,574	228,166
Accumulated other comprehensive loss	(102,102)	(102,163)
Retained earnings	35,131	34,242

Total shareholders’ equity	163,961	160,597

Total liabilities and shareholders’ equity	$228,385	$227,521

Commitments and contingencies (Note 14)

See accompanying notes to the consolidated financial statements

Equal Energy Ltd.

Consolidated Statements of Income and Comprehensive Income

	Year ended December 31
(in thousands, except per share amounts)	2013	2012	2011
			(Revised)
Revenues
NGL, natural gas and oil revenues	$63,912	$61,536	$71,356
Gain (loss) on commodity contracts	(2,184)	2,845	7,892
Other revenue	135	—	—

Total revenues	61,863	64,381	79,248

Expenses
Production	14,091	20,460	17,110
Production taxes	3,713	3,761	3,879
General and administrative including share-based compensation	14,591	11,164	11,106
Interest expense	3,645	5,911	9,957
Depletion and depreciation	17,732	22,900	15,114
Amortization of deferred charges	441	437	1,882
Accretion of asset retirement obligation	411	405	251
Gain on sale of assets	—	(36,234)	—
Transaction costs on asset acquisition/dispositions	—	713	1,788
Redemption fee on convertible debentures	—	—	3,010
Foreign exchange (gain) loss	(2,828)	(3,255)	4,714

Total expenses	51,796	26,262	68,811

Income from continuing operations before taxes	10,067	38,119	10,437

Income taxes
Current tax expense	—	—	396
Deferred tax expense	3,786	6,924	10,366

Total income tax expense	3,786	6,924	10,762

Income (loss) from continuing operations	6,281	31,195	(325)
Discontinued operations
Income from discontinued operations	1,776	30,996	5,435

Net income	8,057	62,191	5,110
Other comprehensive income
Foreign currency translation adjustment gain (loss)	61	(5,125)	4,887

Comprehensive income	$8,118	$57,066	$9,997

Earnings per share information
Basic earnings per share from continuing operations	$0.18	$0.89	$(0.01)
Basic earnings per share from discontinued operations	$0.05	$0.88	$0.17

Basic earnings per share	$0.23	$1.77	$0.16

Diluted earnings per share from continuing operations	$0.17	$0.82	$(0.01)
Diluted earnings per share from discontinued operations	$0.05	$0.75	$0.17

Diluted earnings per share	$0.22	$1.57	$0.16

See accompanying notes to the consolidated financial statements

Equal Energy Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

			Additional	Retained	Accumulated Other	Total
(in thousands except shares)	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
Balances at December 31, 2010, as previously reported	27,709,859	$277	$169,684	$(31,884)	$(101,925)	$36,152
Revision to prior years 2009 and 2010 net income	—	—	—	(1,175)	—	(1,175)

Balances at December 31, 2010, as revised	27,709,859	277	169,684	(33,059)	(101,925)	34,977
Issue of common shares under restricted share plan	194,576	2	(2)	—	—	—
Issue of common shares on exercise of options	25,000	—	129	—	—	129
Issue of common shares under equity offering, net of issue costs & tax	6,850,000	69	49,587	—	—	49,656
Share-based compensation	—	—	4,099	—	—	4,099
Net income and comprehensive income for the year, as revised	—	—	—	5,110	4,887	9,997

Balances at December 31, 2011	34,779,435	348	223,497	(27,949)	(97,038)	98,858

Issue of common shares under restricted share plan	447,091	4	(4)	—	—	—
Share-based compensation	—	—	4,673	—	—	4,673
Net income and comprehensive loss for the year	—	—	—	62,191	(5,125)	57,066

Balances at December 31, 2012	35,226,526	352	228,166	34,242	(102,163)	160,597

Issue of common shares under restricted share plan	573,290	6	(6)	—	—	—
Share-based compensation	—	—	2,385	—	—	2,385
Cash dividends	—	—	—	(7,139)	—	(7,139)
Stock dividends	6,521	—	29	(29)	—	—
Net income and comprehensive income for the year	—	—	—	8,057	61	8,118

Balances at December 31, 2013	35,806,337	$358	$230,574	$35,131	$(102,102)	$163,961

See accompanying notes to the consolidated financial statements

Equal Energy Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2013	2012	2011
Operating Activities		(Revised)	(Revised)
Net income	$8,057	$62,191	$5,110
Net (income) from discontinued operations	(1,776)	(30,996)	(5,435)
Adjustments to reconcile net income to net cash provided by operating activities
Depletion and depreciation	17,732	22,900	15,114
Amortization of deferred charges	441	437	1,882
Accretion of asset retirement obligation	411	405	251
Share-based compensation	2,385	3,570	2,528
Commodity derivative fair value (gains) losses	2,184	(2,845)	(7,892)
Cash receipts for settled derivatives	(231)	6,067	2,401
Gain on sale of assets	(135)	(36,234)	—
Transactions costs on asset dispositions	—	713	—
Redemption fee on convertible debentures	—	—	3,010
Deferred tax expense	3,786	6,924	10,366
Cash paid on asset retirement obligation	(43)	(46)	—
Unrealized foreign exchange (gain)/loss	(2,828)	(3,255)	4,714
Changes in operating assets and liabilities:
Accounts receivable	661	3,939	(6,067)
Prepaid expenses and other current assets	(120)	(390)	960
Accounts payable and accrued liabilities	2,771	(5,992)	2,884

Cash provided by / (used in) operating activities – continuing operations	33,295	27,388	29,825
Cash provided by / (used in) operating activities – discontinued operations	(2,749)	7,285	26,503

Cash provided by operating activities	30,546	34,673	56,328
Investing Activities
Property, plant and equipment additions	(31,126)	(21,055)	(31,169)
Asset acquisition	—	—	(87,032)
Proceeds on sale of property, plant and equipment	203	58,710	—
Transaction costs on asset dispositions	—	(713)	—

Cash provided by / (used in) investing activities – continuing operations	(30,923)	36,942	(118,201)
Cash provided by / (used in) investing activities – discontinued operations	—	80,696	(13,113)

Cash provided by / (used in) investing activities	(30,923)	117,638	(131,314)
Financing Activities
Increase / (decrease) in long-term debt	—	(135,150)	110,230
Dividends	(7,139)	—	—
Issue of shares, net of issuance costs	—	—	46,302
Issuance of convertible debentures, net of costs	—	—	41,736
Redemption of convertible debentures	—	—	(116,806)
Redemption fee on convertible debentures	—	—	(2,905)

Cash provided by / (used in) financing activities	(7,139)	(135,150)	78,557
Foreign exchange on financial balances	61	503	(595)

Change in cash and cash equivalents	(7,455)	17,664	2,976
Cash and cash equivalents, beginning of year	23,086	5,422	2,446

Cash and cash equivalents, end of year	$15,631	$23,086	$5,422

Supplementary Cash Flow Information
Interest paid	3,645	5,911	9,957
Income tax paid	—	68	382

See accompanying notes to the consolidated financial statements.

Equal Energy Ltd.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Revision

The accompanying consolidated financial statements have been revised for 2012 and 2011. The nature of the revisions and the effect on the consolidated financial statement line items are discussed in Note 18 of our notes to the consolidated financial statements. In addition, certain disclosures in the following notes have been revised consistent with the consolidated financial statements.

Equal Energy Ltd. (“Equal” or the “Company”) is a publicly listed company whose common shares trade on both the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol EQU. Equal is engaged in the exploration, development and production of oil, NGLs and natural gas in the United States and conducts many of its activities jointly with others. These financial statements reflect only Equal’s proportionate interest in such activities.

As required by Rule 3b-4(c) of the United States Securities Exchange Act of 1934, as amended, and Rule 405 of the United States Securities Act of 1933, as amended, Equal has adopted generally accepted accounting principles in the United States of America (“U.S. GAAP”) financial reporting. At December 31, 2012, Equal no longer qualified as a foreign private issuer as it did not meet certain conditions and, therefore, must follow the requirements of a U.S. domestic filer which includes financial reporting in accordance with U.S. GAAP.

a) Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

b) Use of estimates

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

c) Discontinued operations

As a part of the 2012 strategic review, which the board of directors initiated on May 3, 2012, the Company’s Canadian assets were sold in the fourth quarter of 2012 and are classified as discontinued operations in all periods presented (Note 13).

The captions “assets of discontinued operations” and “liabilities of discontinued operations” in the accompanying consolidated balance sheets present the assets and liabilities associated with Equal’s discontinued operations. Equal measures its assets of discontinued operations at the lower of its carrying amount or estimated fair value less costs to sell.

d) Foreign currency transactions

As a result of the 2012 strategic review, all of Equal’s Canadian oil and gas assets were sold in the fourth quarter of 2012. Beginning January 1, 2013, the Company changed its functional currency in Canada from the Canadian dollar to the U.S. dollar, as the Company primarily generates revenue and expends cash in U.S. dollars. In addition, effective January 1, 2013, the Company changed its reporting currency from the Canadian dollar to the U.S. dollar. All prior periods presented have been restated to reflect the U.S. dollar as the reporting currency.

2. Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. GAAP. Equal believes that the information and disclosures presented are adequate to ensure the information presented is not misleading.

Significant accounting policies are:

Cash and cash equivalents

Equal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts

Equal estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred. The allowance for doubtful receivables was $0.4 million at both December 31, 2013, and December 31, 3012, respectively.

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

The tax benefit from an uncertain tax position is recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit recognized is the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Equal recognizes potential penalties and interest related to unrecognized tax benefits as a component of income tax expense.

Oil and gas properties

Equal uses the full cost method of accounting for its investment in oil and natural gas properties as defined by the Securities and Exchange Commission (“SEC”). Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities; however, are expensed as incurred. Under full cost accounting, separate cost centers are maintained for each country in which the Company might incur costs.

Equal computes depletion of oil and natural gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Future development costs related to properties with proved reserves are also included in the amortization base for computation of depletion. The costs of unproved properties are excluded from the amortization until the properties are evaluated. The cost of exploratory dry wells is transferred to proved properties, and thus subject to amortization, immediately upon determination that a well is dry in those countries where proved reserves exist.

Equal performs a ceiling test calculation each quarter in accordance with SEC Regulation S-X Rule 4-10. In performing its ceiling test and if applicable, Equal limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at 10%, net of related tax effects, plus the lower of cost or fair value of unproved properties. If such capitalized costs exceed the ceiling, the Company will record a write-

down to the extent of such excess as a non-cash charge to net income. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down can not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Equal implemented the SEC final rule “Modernization of Oil and Gas Reporting” at December 31, 2009, and calculates future net cash flows by applying the un-weighted average of prices in effect on the first day of the month for the preceding 12 month period, adjusted for location and quality differentials.

Unproved properties are not depleted pending the determination of the existence of proved reserves. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are evaluated quarterly to ascertain whether impairment has occurred. This evaluation considers, among other factors, seismic data, requirements to relinquish acreage, drilling results and activity, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. During any period in which factors indicate impairment, the cumulative costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization.

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

Other capital assets

Other capital assets, including additions and replacements, are recorded at cost upon acquisition and include furniture, fixtures and leasehold improvement, computer equipment and automobiles. Depreciation is provided over the estimated useful life of the respective asset which is approximately five years. The cost of repairs and maintenance is charged to expense as incurred.

Asset retirement obligations

Equal records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with an offsetting increase to the related oil and gas properties. The fair value of asset retirement obligations is measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value, while the asset retirement cost is amortized over the estimated productive life of the related assets. The accretion of the asset retirement obligation and amortization of the asset retirement cost are included in DD&A. If estimated future costs of asset retirement obligations change, an adjustment is recorded to both the asset retirement obligation and oil and gas properties. Revisions to the estimated asset retirement obligation can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

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

3. Accounts Receivable

The components of accounts receivable include the following:

(in thousands)	December 31, 2013	December 31, 2012
Accounts receivable – trade	$12,211	$10,908
Accounts receivable – other	1,733	4,272
Allowance for doubtful accounts	(363)	(350)

	$13,581	$14,830

4. Property, Plant and Equipment

Property, Plant and Equipment	As at December 31, 2013
(in thousands of dollars)	Cost	Accumulated DD&A	Net Book Value
Oil and natural gas properties
Proved	$405,006	$(242,945)	$162,061
Unproved	4,014	—	4,014

	409,020	(242,945)	166,075
Other capital assets	984	(832)	152

Total Property, Plant and Equipment	$410,004	$(243,777)	$166,227

Property, Plant and Equipment	As at December 31, 2012
(in thousands of dollars)	Cost	Accumulated DD&A	Net Book Value
Oil and natural gas properties
Proved	$371,583	$(225,399)	$146,184
Unproved	2,091	—	2,091

	373,674	(225,399)	148,275
Other capital assets	1,478	(991)	487

Total Property, Plant and Equipment	$375,152	$(226,390)	$148,762

On January 31, 2012, the Company completed the sale of non-core assets in Saskatchewan for proceeds of CAD$8.3 million.

On April 26, 2012, the Company closed the sale of 50% of its interest in approximately 14,500 net undeveloped acres prospective for Mississippian light oil for total cash consideration of $18.1 million. Concurrent with the sale, Equal entered into a joint venture agreement with the counterparty of the sale to develop those assets.

On May 3, 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, Equal completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of $40.0 million to its Mississippian joint venture partner;

•	October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta were

•	sold for CAD$15.4 million and the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	November 2, 2012, the assets in the Lochend Cardium were sold for CAD$62.1 million; and

•	December 13, 2012, the royalty and fee title lands in Western Canada were sold for CAD$12.1 million.

The sale of the Northern Oklahoma assets resulted in a gain on sale of $36.0 million and the three Canadian asset sales in Q4 2012 resulted in a gain on sale of $56.8 million ($42.6 million net of income tax) which is included in the discontinued operations (Note 13).

Equal completed ceiling test calculations at December 31, 2013 and 2012 to assess the recoverability of costs recorded in respect of the petroleum and natural gas properties. The ceiling test calculations did not result in an impairment at December 31, 2013 and 2012.

5. Long-term Debt

At December 31, 2013, the Company had a syndicated bank credit facility of CAD$125 million comprised of a CAD$105 million revolving credit facility and a CAD$20 million operating credit facility that can be drawn against in either Canadian dollars or the United States dollar equivalent. The revolving and operating credit facilities are secured with a first priority charge over the assets of Equal. The maturity date of the revolving and operating credit facilities is June 2014 and should the lenders decide not to renew the facility, the debt must be repaid by June 2015.

Interest rates and standby fees for the credit facilities are set quarterly according to a grid based on the ratio of bank debt to cash flow with the interest rates based on Canadian dollar BA (“Bankers Acceptance”) or U.S. dollar LIBOR rate plus 2.0% to 3.5%, depending on the ratio of bank debt to cash flow. For any unused balance of the credit facility, 0.50% to 0.88% is charged as a standby fee which is recorded in interest expense. At December 31, 2013, the marginal interest rate and standby fee were 2.0% and 0.5%, respectively.

Equal is required to maintain several financial and non-financial covenants. The primary financial covenant is an interest coverage ratio of 3:1 as calculated pursuant to the terms of the credit agreement. For the year ended December 31, 2013, the interest coverage ratio was 9.27:1. At December 31, 2013, Equal was in compliance with the terms and covenants of the credit facilities. At December 31, 2013, no amount was borrowed against the credit facility and the entire balance of CAD$125 million was available.

6. Convertible Debentures

On February 9, 2011, Equal issued CAD$45.0 million of convertible unsecured junior subordinated debentures with a face value of CAD$1,000 per debenture that mature on March 31, 2016, and bear interest at 6.75% per annum paid semi-annually on March 31 and September 30 of each year. The 6.75% convertible debentures are convertible at the option of the holder into shares at any time prior to the maturity date at a conversion price of CAD$8.55 per share.

At December 31, 2013, and 2012, Equal had $42.3 million and $45.2 million of 6.75% convertible debentures outstanding with an estimated fair value of $42.9 million and $45.2 million, respectively.

7. Asset Retirement Obligations

These obligations will be settled at the end of the useful lives of the underlying assets.

The following table reconciles the asset retirement obligation:

(in thousands)	December 31, 2013	December 31, 2012
Balance, beginning of year	$4,746	$5,181
Liabilities added	140	79
Liabilities settled	(43)	(46)
Disposals	—	(834)
Revision of estimated obligation	(614)	(21)
Accretion of expense on discounted obligation	411	405
Foreign Exchange adjustment	—	(18)

Balance, end of year	$4,640	$4,746

Due in current period	$278	$—

8. Shareholders’ Equity and Share-based Compensation

Common shares

An unlimited number of common shares may be issued. As part of the 2012 strategic review, the Company initiated a $0.20 per share annual dividend, which began January 1, 2013, and was paid quarterly. As a result of the terms of the arrangement agreement with Petroflow, the Company will not pay a dividend in the first quarter of 2014. However, payment of dividends on the common shares in the future will depend upon, among other things, execution of the arrangement agreement, results of operations and financial condition, and the funds required to finance ongoing operations and other business considerations as the Company considers relevant.

Share-based compensation

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under either of the Company’s equity plans.

Share options

The Company had a 2010 Share Option Plan under which shares were available for grants to its directors, officers and employees. Stock options vest over a period of 1 to 3 years from the grant date, and generally expire in 3 to 5 years after the grant date. All awards were made under the 2010 Plan and are at exercise prices equal to the Company’s closing stock price on the date of the grant. The Company uses the ratable method for calculating compensation expense pursuant to ASC Topic 718. This method requires expense recognition ratably over the three year vesting period measured from the grant date through the last vesting date of grants that generally vest in one, two and three year increments, and requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The stock options are classified as equity awards and the fair value on the date of the awards is estimated using the Black-Scholes option pricing model. ASC Topic 718 further requires a reduction in share-based compensation expense by an estimated forfeiture rate. The forfeiture rate used by the Company is based on historical forfeiture trends. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods. The estimated forfeiture rate used during the years ended December 31, 2013, 2012 and 2011 was 16%. The Company has recorded $0.2 million, $1.0 million and $2.0 million of compensation expense relating to stock option awards for the years ended December 31, 2013, 2012 and 2011, respectively.

The table below summarizes the average fair value assumptions used in the valuation of stock options granted during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	50.0%
Risk-free interest rate	0.6%	1.1%	2.0%
Expect life, in years	4	3	4

The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant. The expected life of the Company’s options is based on evaluations of historical employee exercise behavior, forfeitures, cancellations and other factors. The estimated fair value of an option does not necessarily represent the value that will ultimately be realized by the employee holding the option.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2013:

	(000’s) Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	($000’s) Aggregate Intrinsic Value
Options outstanding at December 31, 2012	735	$6.48
Options granted	35	$3.01
Options exercised	—	$—
Options forfeited	(480)	$6.07

Options outstanding at December 31, 2013	290	$6.57	1.25	$274
Options exercisable at December 31, 2013	37	$4.59	0.77	$168
Vested and expected to vest in the future at December 31, 2013	290	$6.57	1.25	$274

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $3.01, $1.02 and $2.96 per share, respectively.

At December 31, 2013, there was $29,000 of unrecognized compensation expense related to options granted to employees under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. Share-based compensation expense is recorded in general and administrative expenses, less the amounts capitalized as part of exploration and development costs of $0.0, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The noted amount of unrecognized compensation expense does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statement of operations.

There were no stock option exercises in 2013 and 2012, and there were 25,000 share exercises in 2011. The total intrinsic value of options exercised in 2011 was $10,000, and cash received from these exercises was $19,000

Restricted shares

The Company had a 2010 Restricted Share and Performance Share Incentive Plan under which shares were available for grants to its directors, officers and employees. Restricted shares vest over a period of 1 to 3 years from the grant date. All awards were made under the 2010 Plan and are expensed at prices equal to the Company’s closing stock price on the date of the grant. The Company uses the ratable method for calculating share-based compensation expense pursuant to ASC Topic 718. This method requires expense recognition ratably over the period measured from the grant date through the last vesting date of grants that generally vest in one, two and three year share increments. The Company has recorded $2.2 million, $3.5 million and $2.2 million of compensation expense relating to restricted share awards for the years ended December 31, 2013, 2012 and 2011, respectively.

The table below is a roll-forward of the activity for restricted shares during the 12 months ended December 31, 2013:

	Units	Weighted- Average Grant- Date Fair Value
Oustanding / nonvested at January 1, 2013	1,220,489	$4.82
Granted	585,124	$3.18
Vested	(597,629)	$5.04
Forfeited	(267,163)	$3.99

Outstanding / nonvested at December 31, 2013	940,821	$3.90

At December 31, 2013, there was $1.6 million of total unrecognized compensation expense related to non-vested restricted shares granted under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The Company awarded non-qualified restricted share rights to holders of restricted shares during the year ended December 31, 2013. These awards were based upon an approved value relating to restricted shares held and totaled 47,000 shares for the year. The shares have the same vesting dates of the original restricted shares on which the awards were based, but the awarded shares do not accrue further rights. These non-qualified restricted share rights are considered stock dividends to employees and totaled $29,000 for the year ended December 31, 2013.

9. Net Income per Share

For the year ended December 31, 2013
(in thousands, except shares and per share amounts)	Net income	Weighted Average Shares Outstanding	Per share
Basic - from continuing operations	$6,281	35,671,593	$0.18
Basic - from discontinued operations	1,776	35,671,593	0.05

Basic - combined continued and discontinued operations	$8,057	35,671,593	$0.23

Diluted - from continuing operations	$6,281	36,539,627	$0.17
Diluted - from discontinued operations	1,776	36,539,627	0.05

Diluted - combined continuing and discontinued operations	$8,057	36,539,627	$0.22

For the calculation of the weighted average number of diluted shares outstanding for the year ended December 31, 2013, the restricted stock units and dividend equivalent right shares were included as they were dilutive to the calculation. The convertible debentures were excluded from the calculation as they were anti-dilutive and 254,245 of the stock options were excluded from the calculation as their exercise prices were higher than the average share price during 2013.

For the year ended December 31, 2012
(in thousands, except shares and per share amounts)	Net income	Weighted Average Shares Outstanding	Per share
Basic - from continuing operations	$31,195	35,062,257	$0.89
Basic - from discontinued operations	30,996	35,062,257	0.88

Basic - combined continued and discontinued operations	$62,191	35,062,257	$1.77

Diluted - from continuing operations	$33,681	41,125,104	$0.82
Diluted - from discontinued operations	30,996	41,125,104	0.75

Diluted - combined continuing and discontinued operations	$64,677	41,125,104	$1.57

For the calculation of the weighted average number of diluted shares outstanding for the year ended December 31, 2012, the convertible debentures and restricted stock units were included as they were dilutive to the calculation. All stock options were excluded from the calculation as their exercise prices were higher than the average share price during 2012.

For the year ended December 31, 2011
(in thousands, except shares and per share amounts)	Net income	Weighted Average Shares Outstanding	Per share
Basic - from continuing operations	$(325)	32,039,817	$(0.01)
Basic - from discontinued operations	5,435	32,039,817	0.17

Basic - combined continued and discontinued operations	$5,110	32,039,817	$0.16

Diluted - from continuing operations	$(325)	32,768,049	$(0.01)
Diluted - from discontinued operations	5,435	32,768,049	0.17

Diluted - combined continuing and discontinued operations	$5,110	32,768,049	$0.16

For the calculation of the weighted average number of diluted shares outstanding for the year ended December 31, 2011, all restricted stock units and 51,236 stock options were included as they were dilutive to the calculation. The convertible debentures were excluded from the calculation as they were anti-dilutive, and 1,051,645 stock options were excluded as their exercise prices were higher than the average share price during 2011.

Weighted Average Shares Outstanding
	For the year ended December 31,
	2013	2012	2011
Weighted average shares outstanding, Basic	35,671,593	35,062,257	32,039,817

Shares issuable pursuant to restricted stock units	839,158	1,062,847	676,996
Shares issuable pursuant to divident equivalent rights	19,513	—	—
Shares issuable pursuant to stock options	9,363	—	51,236
Shares issuable pursuant to convertible debentures	—	5,000,000	—

Weighted average shares outstanding, Diluted	36,539,627	41,125,104	32,768,049

10. Fair Value and Commodity Contracts

a) Fair Value Measurements

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximated fair value at December 31, 2013, and 2012 as the amounts were short term in nature or bore interest at floating rates. The fair value of the convertible debentures is disclosed in Note 6 and is based on the trading price of the debentures at the reporting date (Level 1). These assets and liabilities are not presented in the following tables.

As at December 31, 2013, and 2012, the only asset or liability measured at fair value on a recurring basis is commodity contracts.

The following tables provide fair value measurement information for commodity contracts.

As at December 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using:
(in thousands of dollars)			Level 1	Level 2	Level 3
Commodity contracts liability	341	341	—	341	—

As at December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using:
(in thousands of dollars)			Level 1	Level 2	Level 3
Commodity contracts asset	1,613	1,613	—	1,613	—

b) Commodity Contracts

The Company has a risk management policy which is in line with the terms of its bank credit facility that permits management to use specified price risk management strategies for up to 65% of its estimated net oil and gas production. These include fixed price contracts, costless collars and the purchase of floor price options and other derivative instruments to reduce the impact of price volatility and ensure minimum prices for a maximum of 36 months. The program is designed to provide price protection on a portion of Equal’s future production in the event of adverse commodity price movement, while retaining exposure to upside price movements. By doing this, Equal seeks to provide a measure of stability and predictability of cash inflows to enable it to carry out its planned capital spending programs.

Equal has entered into commodity contracts to minimize the exposure to fluctuations in crude oil and natural gas prices. At December 31, 2013, the following financial derivative contracts were outstanding:

Derivative Instrument	Commodity	Price	Volume per day	Period
Fixed	Gas	4.25 ($ /mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas	4.05 ($ /mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas	4.10 ($ /mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas	4.06 ($ /mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas	4.05 ($ /mmbtu)	4,000 mmbtu	January 1, 2014 – December 31, 2014
Fixed	Gas	4.34 ($ /mmbtu)	2,000 mmbtu	January 1, 2014 – December 31, 2014

11. Taxes

Income Tax Expense

The components of income tax expense for the years 2013, 2012 and 2011 were as follows:

(in thousands)	2013	2012	2011
Current income tax expense-
U.S. federal and state	—	—	396
Deferred income tax expense-
U.S. federal and state	3,786	6,924	10,366

Total income tax expense	$3,786	$6,924	$10,762

The 2012 and 2011 taxes on the results of discontinued operations presented in the accompanying consolidated statements of operations were all related to Equal’s Canadian operations.

The income tax provision differs from the amount of tax expense calculated by applying the U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes as a result of the following:

(in thousands)	2013	2012	2011
Earnings (loss) from continuing operations before income taxes:	$10,067	$38,119	$10,437
Combined federal and state income tax rate	37.96%	37.96%	37.96%

Computed income tax expense	3,821	14,470	3,962
Increase (decrease) resulting from:
Other non-deductible items	4,233	1,369	1,839
Difference between U.S. and Canadian tax rates and foreign exchange and change in tax rates	(2,421)	(4,731)	4,246
Other	(1,847)	(4,184)	715

	$3,786	$6,924	$10,762

Deferred Tax Assets and Liabilities

The components of the net deferred income tax assets at December 31 were as follows:

(in thousands)	2013	2012
Deferred income tax assets:
Non-capital loss carry-forwards and other	$16,250	$12,337
Asset retirement obligations	1,761	1,850
Property, plant and equipment	12,895	20,852

	30,906	35,039
Deferred income tax liabilities:
Commodity contracts	—	(348)

Net deferred income tax assets	$30,906	$34,691

As shown in the above table, Equal has recognized $30.9 million of deferred tax assets as of December 31, 2013. Included in total deferred tax assets is $16.1 million related to net operating loss carry-forwards available to offset future income taxes, which expire primarily between 2026 and 2033. The tax benefits of carry-forwards are recorded as an asset to the extent that management assesses the utilization of such carry-forwards to be “more likely than not.” When the future utilization of some portion of the carry-forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Equal expects the tax benefits from the net operating loss carry-forwards to be utilized between 2016 and 2020. Such expectation is based upon current estimates of taxable income during this period, considering limitations on the annual utilization of these benefits as set forth by tax regulations. Significant changes in such estimates caused by variables such as future oil and gas prices or capital expenditures could alter the timing of the eventual utilization of such carry-forwards. There can be no assurance that Equal will generate any specific level of continuing taxable earnings. However, management believes that Equal’s future taxable income will more likely than not be sufficient to utilize substantially all its tax carry-forwards prior to their expiration.

For the U.S. tax returns, the open taxation years range from 2006 to 2013. The U.S. federal statute of limitations for assessment of income tax is generally closed for the tax years ending on or prior to 2006. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of U.S. have not audited any of Equal’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

Equal recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2013, 2012 and 2011, there were no charges for interest or penalties, nor a provision for uncertain tax positions.

12. Interest Expense

Equal’s interest expense was comprised of the following below.

Interest Expense (in thousands)
	Year ended December 31
	2013	2012	2011
Interest expense on long-term debt	$696	$3,756	$4,271
Interest expense on convertible debentures	2,949	3,039	7,172

Interest expense before allocation to discontinued operations	3,645	6,795	11,443
Interest expense allocated to discontinued operations	—	(884)	(1,486)

Total interest expense of continuing operations	$3,645	$5,911	$9,957

13. Discontinued Operations

On May 3, 2012, Equal announced that its Board of Directors initiated a strategic review process to identify, examine and consider alternatives with the view to enhancing shareholder value. As a result of the strategic review process, the Company completed the following asset sales from which the proceeds were used to pay down the Company’s outstanding bank debt:

•	September 24, 2012, the Northern Oklahoma assets were sold for total cash consideration of $40.0 million to its Mississippian joint venture partner following an $18.1 million sale of working interests in Northern Oklahoma assets in April of 2012;

•	October 15, 2012, the assets in the Halkirk, Wainwright, Alliance and Clair areas of Alberta were sold for CAD$15.4 million in addition with the transfer of substantially all of its non-producing, suspended and abandoned wells in Alberta;

•	November 2, 2012, the assets in the Lochend Cardium were sold for CAD$62.1 million; and

•	December 13, 2012, the royalty and fee title lands in Western Canada were sold for CAD$12.1 million.

The three Canadian asset sales in Q4 2012 for total proceeds of CAD$89.6 million resulted in the discontinuation of operations in Canada. Prior to the initiation of the strategic review, there was a Canadian asset sale for proceeds of CAD$8.3 million which included heavy oil properties in Saskatchewan.

Prior to the discontinued operations, Equal had two reportable segments consisting of Canada and the U.S. The operations and balance sheets of the Canadian segment are summarized in this note and the U.S. segment’s operations and consolidated balance sheet are reflected in the consolidated balance sheets and statements of operations.

Summarized results from discontinued operations were as follows:

Discontinued Operations	For the year ended December 31
(in thousands)	2013	2012	2011
Revenues	$1,776	$27,482	$62,204

Income from discontinued operations	1,776	53,413	9,823
Tax expense	—	(22,417)	(4,388)

Discontinued operations, net of taxes	$1,776	$30,996	$5,435

Included in the 2012 income from discontinued operations is a $56.8 million gain on sale of assets ($42.6 million net of tax) and direct costs related to the disposal of the Canadian operations totaling $6.6 million which include costs paid for advisory fees, legal fees, severance and termination of contracts.

The carrying amounts of the assets and liabilities of discontinued operations are as follows:

Discontinued Operations (in thousands)	As of December 31 2012
Accounts receivable	$2,179
Prepaid expenses, deposits and other	(581)
Capital assets to be disposed	581

Total current assets	2,179

Current liabilities of discontinued operations	5,870
Asset retirement obligation	787

Total liabilities of discontinued operations	$6,657

14. Commitments and Contingencies

a) Commitments

As of December 31, 2013, Equal has commitments for the following payments:

Commitments & Obligations (in thousands)
	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt (1)	$—	$—	$—	$—	$—	$—
Interest on long-term debt (2)	624	312	—	—	—	936
Convertible debentures (3)	—	—	42,309	—	—	42,309
Interest on convertible debentures (3)	2,856	2,856	714	—	—	6,426
Accounts payable & accrued liabilities	17,134	—	—	—	—	17,134
Office leases	504	292	139	—	—	935
Vehicle leases	214	126	32	—	—	372

Total	$21,332	$3,586	$43,194	$—	$—	$68,112

(1)	The bank credit facility was undrawn as of December 31, 2013. If the bank credit facility is not renewed in June 2014, any outstanding balance is to be paid by June 2015.
(2)	Interest is based on the standby charge of 0.5% for the unused balance of the bank credit facility.
(3)	The convertible debentures bear interest at 6.75% per annum and mature March 31, 2016.

b) Contingencies

Equal is party to various legal actions arising in the normal course of business. Matters that are probable of unfavorable outcome to Equal and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, Equal’s estimates of the outcomes, and its experience in contesting, litigating and settling similar matters. To management’s knowledge, there were no pending legal proceedings which would result in amounts material to Equal’s financial position or results of operations. Actual amounts could differ materially from management’s estimates. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect Equal.

On December 11, 2013, Equal Energy shareholder Andrew Cooke brought a putative class action against Equal Energy, its directors, Petroflow Energy, Inc., and Petroflow Canada Acquisition, Corp. (collectively, “Petroflow”), in the District Court for Oklahoma County: Cooke v. Equal Energy Ltd., et al., No. CJ-2013-6817. Subsequently, three other shareholder plaintiffs brought separate putative class action suits in the same court: Olsen v. Equal Energy Ltd., et al., No CJ-2013-6873; Solak v. Equal Energy Ltd, et al., No. CJ-2013-6959; Grinberger v. Equal Energy Ltd., et al., No. CJ-2013-7055. In these cases plaintiffs allege that the proposed acquisition of Equal Energy by Petroflow is unfair to shareholders. Motions to dismiss and to stay discovery have been filed in these state court actions. The action filed by Andrew Cooke has since been voluntarily dismissed, and as is noted below, was subsequently re-filed in federal court.

On January 14, 2014, Equal Energy shareholder Johan Van Weelden brought a separate lawsuit in the U.S. District Court for Western District of Oklahoma against Equal Energy, its directors and Petroflow: Van Weelden v. Equal Energy Ltd., et al., No. 14-cv-0047-C. Subsequently three putative class actions were also filed by shareholders in the same federal court: Montemarano et al. v. Equal Energy Ltd., et al., No. 14-cv-0058-C; Cooke v. Equal Energy, Ltd., et al., No. 14-CV-0087-C; Scripture v. Equal Energy Ltd., et al., No. 14-cv-0114-C. These cases allege that disclosures relevant to the proposed transaction violate Section 14(a) and 20(a) of the Securities Exchange Act. To date there have been no further proceedings in these federal cases.

On July 16, 2010, a former employee, filed a Statement of Claim against Equal Energy Ltd. in the amount of CAD$741,880 plus interest for damages as a result of an alleged breach relating to the loss of performance units. The former employee filed a second Statement of Claim against Equal Energy Ltd. on August 7, 2012 in the amount of CAD$654,151 plus interest for damages as a result of an alleged constructive dismissal. The parties agreed to settle the above matter without any admission of liability by Equal. Discontinuances of Claim in the two Queen’s Bench actions against Equal Energy Ltd. were filed on January 30, 2014, in exchange for payment in the amount of CAD$65,000 for reimbursement of legal fees and CAD$535,000, less withholdings.

15. Accumulated Other Comprehensive Income/(Loss)

(in thousands)
Balance, December 31, 2010	$(101,925)
Cumulative translation of self-sustaining operations	4,887

Balance, December 31, 2011	(97,038)
Cumulative translation of self-sustaining operations	(5,125)

Balance, December 31, 2012	(102,163)
Cumulative translation of self-sustaining operations	61

Balance at December 31, 2013	$(102,102)

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

Capitalized Costs Related to Oil and Natural Gas Producing Activities

The Company’s capitalized costs for oil and natural gas activities consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Oil and natural gas properties
Proved	$405,006	$371,583	$249,743
Unproved	4,014	2,091	4,518

Total oil and natural gas properties	409,020	373,674	254,261
Less accumulated depreciation, depletion and impairment	(242,945)	(225,399)	(80,402)

Net oil and natural gas properties capitalized costs	$166,075	$148,275	$173,859

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities which have been capitalized are summarized as follows (in thousands):

Results of Operations for Oil and Natural Gas Producing Activities

	Year Ended December 31,
	2013	2012	2011
Acquisitions of properties
Proved	$—	$—	$89,520
Exploration	3,737	2,420	2,910
Development	31,910	22,311	30,511

Total cost incurred	$35,647	$24,731	$122,941

The Company’s results of operations from oil and natural gas producing activities are shown in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues (1)	$63,912	$61,536	$71,356
Expenses
Production costs	14,091	20,460	17,110
Production taxes	3,713	3,761	3,879
Depreciation and depletion	17,732	22,900	15,114
Accretion of asset retirement obligations	411	405	251

Total expenses	35,947	47,526	36,354

Income before income taxes	27,965	14,010	35,002
Income taxes (2)	(3,786)	(6,924)	(10,366)

Results of operations for oil and natural gas producing activities
(excluding corporate overhead and interest costs)	$24,179	$7,086	$24,636

Depletion and depreciation rate ($ per boe)	$7.53	$8.71	$7.49

(1)	Excludes gains and losses on commodity contracts
(2)	Reflects the Company’s effective tax rate.

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

The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/ or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, the Company’s engineers and independent petroleum consultants relied on technologies that have been demonstrated to yield results that are consistent and repeatable. The technologies and economic data used to estimate the Company’s proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the reserve estimates is dependent on many factors, including the following:

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

The table below represents the Company’s estimate of proved oil and natural gas reserves attributable to the Company’s net interest in oil and natural gas properties, all of which are located in Oklahoma, based upon the evaluation by the Company and its independent petroleum engineers of pertinent geoscience and engineering data in accordance with the SEC’s regulations. Estimates of all of the Company’s proved reserves have been prepared by independent reservoir engineers and geoscience professionals and are reviewed by members of the Company’s staff with professional training in petroleum engineering and reviewed by senior management to ensure that the Company consistently applies rigorous professional standards and the reserve definitions prescribed by the SEC.

Haas Petroleum Engineering Services, Inc., independent oil and natural gas consultants, prepared the estimates of proved reserves of oil and natural gas attributable to all of the Company’s net interest in oil and natural gas properties as of the end of 2013, 2012 and 2011. Haas is an independent petroleum engineering, geological, geophysical and petrophysical organization headquartered in Dallas, TX.

The Company believes the geoscience and engineering data examined provides reasonable assurance that the proved reserves are economically producible in future years from known reservoirs, and under existing economic conditions, operating methods and governmental regulations. An estimate of proved reserves is subject to change, either positively or negatively, as additional information becomes available and contractual and economic conditions change.

2011 Activity: During 2011 the Company recognized additional proved reserves of 8.8 MMboe. The primary event that affected reserves was the Hunton acquisition completed in June of 2011 for a total of $91.7 million, adding approximately 6.7 MMboe of proved reserves. We had positive technical revisions of proved reserves in 2011 of 0.8 Mboe, as producing wells continued to perform above last year’s expectations. A total of 13 wells (11.3 net) were drilled in 2011, targeting liquids rich Hunton natural gas and to preserve rights in the emerging Mississippian oil play.

Production of proved reserves during 2011 totaled 77 Mbbls of oil, 877 Mbbls of NGL, and 6,373 MMcf of natural gas.

2012 Activity: During 2012 the Company recognized a reduction of proved reserves of 4.9 MMboe. Equal drilled three (2.7 net) wells in the Twin Cities Central Dolomite area of our central Oklahoma Hunton play. We realized negative revisions of 3.2 MMboe of proved reserves in 2012 primarily due to bookings of proven undeveloped reserves relating to reduced working interests in the PUD’s booked, and an overall reduction in future development capital recorded. Dispositions of Hunton reserves in northern Oklahoma removed 1.8 MMboe of reserves.

Production of proved reserves during 2012 totaled 63 Mbbls of oil, 1,185 Mbbls of NGL and 8,295 MMcf of natural gas.

2013 Activity: During 2013 the Company recognized an increase of proved reserves of 4.6 MMboe. Equal drilled 12 (11.1 net) wells in the Twin Cities Central Dolomite area of its central Oklahoma Hunton play. We realized positive revisions of proved reserves of 5.3 MMboe in 2013, primarily due to recognition of NGL yield improvement with time and production performance above last year’s expectations.

Production of proved reserves during 2013 totaled 62 Mbbls of oil, 1,147 Mbbls of NGL and 6,870 MMcf of natural gas.

The summary below presents changes in the Company’s estimated reserves for 2011, 2012 and 2013.

	Oil (Mbbls)	Natural Gas Liquids (Mbbls)	Natural Gas (MMcf)	Oil Equivalent (Mboe)
Proved developed and undeveloped reserves
As of December 31, 2010	529	6,903	50,298	15,815
Revisions of previous estimates	(257)	804	1,543	804
Acquisitions of new reserves	210	2,522	23,972	6,727
Extensions and discoveries	1	1,276	12,170	3,305
Sales of reserves in place	—	—	—	—
Production	(77)	(877)	(6,373)	(2,016)

As of December 31, 2011	406	10,628	81,610	24,636
Revisions of previous estimates	(9)	(1,137)	(12,395)	(3,212)
Acquisitions of new reserves	—	—	—	—
Extensions and discoveries	43	947	10,260	2,700
Sales of reserves in place	(109)	(360)	(7,807)	(1,770)
Production	(63)	(1,185)	(8,295)	(2,631)

As of December 31, 2012	268	8,893	63,373	19,723
Revisions of previous estimates	40	4,579	3,968	5,279
Acquisitions of new reserves	—	—	—	—
Extensions and discoveries	34	668	5,979	1,700
Sales of reserves in place	—	—	—	—
Production	(62)	(1,147)	(6,870)	(2,354)

As of December 31, 2013	280	12,993	66,450	24,348

	Oil (Mbbls)	Natural Gas Liquids (Mbbls)	Natural Gas (MMcf)	Oil Equivalent (Mboe)
Proved developed reserves at December 31, 2013	229	11,844	59,386	21,970
Proved undeveloped reserves at December 31, 2013	51	1,149	7,064	2,378
Proved developed reserves
As of December 31, 2010	529	4,543	31,063	10,249
As of December 31, 2011	406	7,824	59,649	18,172
As of December 31, 2012	268	7,410	52,263	16,389
Proved undeveloped reserves
As of December 31, 2010	—	2,360	19,235	5,566
As of December 31, 2011	—	2,804	21,961	6,464
As of December 31, 2012	—	1,483	11,110	3,334

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year to year are prepared in accordance with Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas (“ASC Topic 932”). The assumptions underlying the computation of the standardized measure of discounted cash flows may be summarized as follows:

•	the standardized measure includes the Company’s estimate of proved oil, natural gas and natural gas liquids reserves and projected future production volumes based upon economic conditions;

•	pricing is applied based upon 12-month un-weighted average index prices at December 31, 2013, 2012 and 2011. The prices realized by the Company differ from index prices; the Company receives daily average index prices, net of adjustments for transportation and regional price differentials. Calculated first of the month, 12-month un-weighted arithmetic average per unit index prices, not inclusive of adjustments for transportation and regional price differentials, for the Company’s proved reserves and future net revenues were as follows:

	At December 31,
	2013	2012	2011
Oil ($ per Bbl)	$96.78	$94.71	$96.19
Natural gas ($ per mcf)	$3.67	$2.86	$4.33

•	future development and production costs are determined based upon actual cost at year-end;

•	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

•	a discount factor of 10% per year is applied annually to the future net cash flows.

The summary below presents the Company’s future net cash flows relating to proved oil and natural gas reserves based on the standardized measure in ASC Topic 932 (in thousands).

	At December 31,
	2013	2012	2011
Future cash inflows from production	$592,598	$453,905	$834,385
Future production costs	(152,843)	(155,132)	(197,966)
Future development costs (1)	(28,070)	(28,075)	(56,434)
Future income tax expenses	(65,386)	—	(11,082)

Undiscounted future net cash flows	346,299	270,698	568,902
10% annual discount	(149,644)	(117,135)	(266,817)

Standardized measure of discounted future net cash flows	$196,655	$153,563	$302,085

(1)	Includes abandonment costs

The following table represents the Company’s estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in thousands):

Present value as of December 31, 2010	$195,537
Changes during the year
Revenues less production and other costs	(50,367)
Net changes in prices, production and other costs	17,301
Development costs incurred	20,658
Net changes in future development costs	(39,634)
Extensions and discoveries	38,380
Revisions of previous quantity estimates	20,478
Accretion of discount	19,554
Net change in income taxes	(5,836)
Purchases of reserves in-place	79,386
Sales of reserves in-place	—
Other(1)	6,628

Net change for the year	106,548
Present value as of December 31, 2011	302,085
Changes during the year
Revenues less production and other costs	(37,315)
Net changes in prices, production and other costs	(137,223)
Development costs incurred	7,705
Net changes in future development costs	20,238
Extensions and discoveries	40,484
Revisions of previous quantity estimates	(48,158)
Accretion of discount	30,209
Net change in income taxes	5,976
Purchases of reserves in-place	—
Sales of reserves in-place	(26,559)
Other(1)	(3,879)

Net change for the year	(148,522)
Present value as of December 31, 2012	153,563
Changes during the year
Revenues less production and other costs	(46,108)
Net changes in prices, production and other costs	34,062
Development costs incurred	16,255
Net changes in future development costs	(1,106)
Extensions and discoveries	8,926
Revisions of previous quantity estimates	54,101
Accretion of discount	15,356
Net change in income taxes	(31,379)
Purchases of reserves in-place	—
Sales of reserves in-place	—
Other(1)	(7,015)

Net change for the year	43,092

Present value as of December 31, 2013(2)	$196,655

17. Summarized Quarterly Financial Information (unaudited)

Summarized Quarterly Financial Information (unaudited)

(in thousands, except per share amounts)(1)

	Full year 2013	2013				Full Year 2012	2012
		Q4	Q3	Q2	Q1		Q4	Q3	Q2	Q1
Revenues	$61,863	$15,408	$16,592	$18,329	$11,534	$64,381	$15,093	$11,857	$18,846	$18,585
Income/(loss) before taxes from continuing operations	10,067	2,918	1,945	6,235	(1,031)	38,119	(1,255)	35,064	288	4,022
Net income/(loss) from continuing operations	6,281	2,599	(873)	4,785	(230)	31,195	(12,421)	38,826	1,716	3,074
Net income/(loss) from discontinued operations	1,776	47	6	(39)	1,762	30,996	28,305	3,364	(1,551)	878

Net income/(loss)	8,057	2,646	(867)	4,746	1,532	62,191	15,884	42,190	165	3,952
Basic net income/(loss) per share:
Continuing operations	$0.18	$0.07	$(0.02)	$0.13	$(0.01)	$0.89	$(0.36)	$1.11	$0.05	$0.09
Discontinued operations	$0.05	$0.00	$—	$—	$0.05	$0.88	$0.81	$0.09	$(0.04)	$0.02

Net income/(loss)	$0.23	$0.07	$(0.02)	$0.13	$0.04	$1.77	$0.45	$1.20	$0.01	$0.11
Diluted net income/(loss) per share:
Continuing operations	$0.17	$0.07	$(0.02)	$0.13	$(0.01)	$0.82	$(0.35)	$0.94	$0.05	$0.09
Discontinued operations	$0.05	$0.00	$—	$—	$0.05	$0.75	$0.68	$0.08	$(0.04)	$0.02

Net income/(loss)	$0.22	$0.07	$(0.02)	$0.13	$0.04	$1.57	$0.33	$1.02	$0.01	$0.11

(1)	Earnings or loss per share for the year do not necessarily equal the sum of the quarterly earnings or loss per share due to rounding or the impact of potentially dilutive securities which may be dilutive for certain periods and anti-dilutive for other periods.

For 2013, the first and second quarter revenues were lower than in 2012 mainly due to the sale of the Northern Oklahoma assets partially offset by higher prices received for NGLs and natural gas in 2013. The Company’s sale of its assets in Northern Oklahoma in Q3 2012 resulted in a gain of $36.0 million which increased net income. The Company’s sale of its assets in Canada in Q4 2012 resulted in a gain of $56.8 million which increased net income during the quarter and resulted in the discontinuation of operations in Canada.

18. Revision of prior period financial statements

During the three months ended December 31, 2013, prior period errors were identified relating to the recording of production tax rebates from the Oklahoma Tax Commission under the Oklahoma Production Tax Credit Rebate program. As a result, Equal revised its assessment of earned rebates attributable to periods from July 1, 2009 to June 30, 2011. The Company determined that immaterial corrections were required for previously issued financial statements for the years ended December 31, 2011 and 2012.

The prior period financial statements included in this filing have been revised to reflect the corrections of these errors, the effects of which have been provided in summarized format below (in thousands, except per share amounts).

Revised consolidated balance sheet amounts

	December 31, 2012
	As previously Reported	Adjustment	As Revised
Increase / (decrease)
Accounts receivable	$15,603	$(773)	$14,830
Total current assets	43,252	(773)	42,479
Deferred tax assets—non-current	33,772	919	34,691
Total assets	227,376	145	227,521
Accounts payable and accrued liabilities	8,644	1,647	10,291
Total current liabilities	14,514	1,647	16,161
Total liabilities	65,277	1,647	66,924
Retained earnings	35,743	(1,501)	34,242
Total shareholders’ equity	162,098	(1,501)	160,597
Total liabilities and shareholders’ equity	227,376	145	227,521

Revised consolidated statements of operations amounts

	December 31, 2011
	As previously Reported	Adjustment	As Revised
Increase / (decrease)
Production taxes	$3,352	$527	$3,879
Total expenses	68,284	527	68,811
Income from continuing operations before income taxes	10,964	(527)	10,437
Deferred tax expense	10,566	(200)	10,366
Total income tax expense	10,962	(200)	10,762
Income from continuing operations	2	(327)	(325)
Net income	5,437	(327)	5,110
Comprehensive income	10,324	(327)	9,997
Basic earnings per share from continuing operations	$—	$(0.01)	$(0.01)
Basic earnings per share	$0.17	$(0.01)	$0.16
Diluted earnings per share from continuing operations	$—	$(0.01)	$(0.01)
Diluted earnings per share	$0.17	$(0.01)	$0.16

Revised retained earnings in the consolidated statement of changes in stockholders’ equity

	December 31, 2011
	As previously Reported	Adjustment	As Revised
Increase / (decrease)
Balances at December 31, 2010	$(31,884)	$(1,175)	$(33,059)
Net income for the year ended December 31, 2011	5,437	(327)	5,110

Balances at December 31, 2011	(26,447)	(1,502)	(27,949)
Net income for the year ended December 31, 2012	62,191	—	62,191

Balances at December 31, 2012	35,744	(1,502)	34,242

The revisions did not change the net cash flows provided by or used in operating, investing or financing activities for the years ended December 31, 2011 or 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Equal, including its consolidated subsidiaries, is made known to the officers who certify Equal’s financial reports and to other members of senior management and the Board of Directors.

Our principal executive and principal financial officers performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, our principal executive and principal financial officers determined that, as a result of the material weaknesses in internal control over financial reporting that are described below in Management’s Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Equal, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Equal’s management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this evaluation, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of internal control over financial reporting as of December 31, 2013, we have identified certain deficiencies in our internal control over financial reporting that we deem to be material weaknesses, as described below:

•	The Company did not maintain a sufficient complement of qualified personnel with U.S. GAAP knowledge necessary to ensure appropriate accounting for share-based compensation (including modification of awards and timely recognition of expense), calculation and recognition of changes in the asset retirement obligations and evaluation of information related to a production tax incentive program. In addition, the Company did not design and implement appropriate review controls related to recognition and measurement of stock based compensation and asset retirement obligations.

•	The Company did not design and implement appropriate controls over the completeness, existence and accuracy of accrued liabilities and accounts receivable related to its ownership interests in wells being drilled.

•	The Company did not maintain effective internal controls over information technology systems to properly restrict access to record manual journal entries, including the review and approval of manual journal entries.

The material weaknesses resulted in misstatements in the preliminary consolidated financial statements for the current period related to accounts receivable, retained earnings, share-based compensation expense, asset retirement obligations, accrued liabilities and the related disclosures and, as a result, we concluded there is a reasonable possibility that material misstatements could occur in the consolidated financial statements. The misstatements were corrected by management prior to the issuance of the consolidated financial statements.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report regarding the effectiveness of our internal control over financial reporting as of December 31, 2013, and that report is included in Item 8 in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

The Company is preparing to undertake a recruiting initiative for two senior supervisory personnel with responsibility for, among other things, management review of all critical accounting and financial reporting. In the meantime and until such personnel are in place, the Company has engaged an independent accounting firm to review all critical accounting to ensure its accuracy, reliability and compliance with laws and regulations.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days following the end of the fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the definitive Proxy Statement to be filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days following the end of the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the definitive Proxy Statement to be filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days following the end of the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days following the end of the fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services

The information called for by this Item 13 is incorporated herein by reference to the definitive Proxy Statement to be filed by Equal pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days following the end of the fiscal year ended December 31, 2013.

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

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)	8-K12B/A	001-34759	3.1	2010-06-01

2.2	Plan of Arrangement with Petroflow Energy Corporation	8-K	001-34759	2.1	2013-12-10

3.2	Bylaws	8-K12B/A	001-34759	3.2	2010-06-01

3.3	Amendments to Bylaws; Change in Fiscal Year	8-K	001-34759	3.1	2013-01-25

10	Equal Energy Ltd. Stock Option Plan	S-8	333-167236	10.1	2010-06-01

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)	S-8	333-167236	10.2	2010-06-01

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certification – Chief Executive Officer					*

32.2	Section 906 Certification – Chief Financial Officer					*

99.1	Report of Haas Petroleum Engineering Service, Inc.					*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

ABBREVIATIONS, CONVENTIONS AND CONVERSION FACTORS

ABBREVIATIONS

Oil and Natural Gas Liquids		Natural Gas

NGLs	natural gas liquids	mcf	thousand cubic feet of natural gas

bbls	barrels	MMcf	million cubic feet of natural gas

Mbbl	thousand barrels	Bcf	Billion cubic feet of natural gas

MMbbl	millions of barrels of oil	mcf/d	thousand cubic feet of natural gas per day

bbls/d	barrels per day	MMcf/d	million cubic feet of natural gas per day

		mmbtu	millions of British Thermal Units

Oil Equivalents (6 mcf:1 boe)

boe	barrels of oil equivalent

Mboe	thousands of barrels of oil equivalent

MMboe	millions of barrels of oil equivalent

boe/d	barrels of oil equivalent per day

Mboe/d	thousands of barrels of oil equivalent per day

Other

API	American Petroleum Institute

°API	an indication of the specific gravity of crude oil measured on the API gravity scale. Liquid petroleum with a specified gravity of 28°API or higher is generally referred to as light crude oil

NI 51-101	National Instrument 51-101

NYMEX	New York Mercantile Exchange

Q1	first quarter of the year - January 1 to March 31

Q2	second quarter of the year - April 1 to June 30

Q3	third quarter of the year - July 1 to September 30

Q4	fourth quarter of the year - October 1 to December 31

SEC	Securities and Exchange Commission

US$	United States dollars

WTI	West Texas Intermediate, the reference price paid in U.S. dollars at Cushing, Oklahoma for crude oil of standard grade

CONVERSION FACTORS

The following table sets forth certain standard conversions from Standard Imperial Units to the International System of Units (or metric units):

To Convert from	To	Multiply by
mcf	Cubic metres	28.174
Cubic metres	Cubic feet	35.494
bbls	Cubic metres	0.159
Cubic metres	bbls oil	6.290
Feet	Metres	0.305
Metres	Feet	3.281
Miles	Kilometres	1.609
Kilometres	Miles	0.621
Acres	Hectares	0.4047
Hectares	Acres	2.471

GLOSSARY

The following are defined terms used in this report:

“6.75% Debentures” means the convertible unsecured junior subordinated debentures of the Company due March 31, 2016;

“ABCA” means the Business Corporations Act (Alberta);

“Common Shares” means common share in the capital stock of the corporation;

“Credit Facility” means a CAD$105.0 million revolving credit facility with a syndicate of lenders, and a CAD$20.0 million operating facility with Bank of Nova Scotia, as lender, provided pursuant to the Fourth Amended and Restated Credit Agreement;

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

March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DON KLAPKO	President, Chief Executive Officer and Director	March 17, 2014
Don Klapko

/s/ MICHAEL DOYLE	Chairman of the Board and Director	March 17, 2014
Michael Doyle

/s/ SCOTT SMALLING	Senior Vice President, Finance and Chief Financial Officer	March 17, 2014
Scott Smalling

/S/ LEE CANAAN	Director	March 17, 2014
Lee Canaan

/S/ MICHAEL COFFMAN	Director	March 17, 2014
Michael Coffman

/S/ VICTOR DUSIK	Director	March 17, 2014
Victor Dusik

/S/ PAUL KYLE TRAVIS	Director	March 17, 2014
Paul Kyle Travis

/S/ ROBERT WILKINSON	Director	March 17, 2014
Robert Wilkinson

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)	8-K12B/A	001-34759	3.1	2010-06-01

2.2	Plan of Arrangement with Petroflow Energy Corporation	8-K	001-34759	2.1	2013-12-10

3.2	Bylaws	8-K12B/A	001-34759	3.2	2010-06-01

3.3	Amendments to Bylaws; Change in Fiscal Year	8-K	001-34759	3.1	2013-01-25

10	Equal Energy Ltd. Stock Option Plan	S-8	333-167236	10.1	2010-06-01

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)	S-8	333-167236	10.2	2010-06-01

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certification – Chief Executive Officer					*

32.2	Section 906 Certification – Chief Financial Officer					*

99.1	Report of Haas Petroleum Engineering Service, Inc.					*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.