Form 10-K/A
period 2013-12-31
EQUAL ENERGY LTD.
filed 2014-04-29
CIK 1492832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-34759

EQUAL ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-0533758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	73142
(Address of principal executive offices)	(Zip Code)

(403) 263-0262

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, without par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares held by non-affiliates of the registrant as of June 28, 2013, was approximately $138.3 million, based on the closing price as quoted by the New York Stock Exchange.

As of March 14, 2014, 36,100,225 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Equal Energy Ltd. (“Equal Energy”, “Equal”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because the Company has not yet scheduled its Annual Meeting of Shareholders for 2014 and, accordingly, the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.

Except for the addition of the Part III information, the update to the cover page and the exhibit list, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our

Form 10-K.

Unless otherwise disclosed, all amounts in this Amendment are in the United States dollars. While the original payments may have been made in Canadian dollars they are noted in the Amendment in US dollars based on the noon exchange rate on December 31, 2013 as disclosed by the Bank of Canada which was CDN$1.0636 = US$1.00.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers, their ages as of April 1, 2014 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name and Place of Residence	Age	Offices Held and Time as Director	Principal Occupation

Don Klapko Alberta, Canada	56	President, Chief Executive Officer (“CEO”) and Director of Equal since June 27, 2008	President & CEO of Equal Energy Ltd.
John Chimahusky Oklahoma, USA	60	Senior Vice President and Chief Operations Officer of Equal since December 2007	Senior Vice President and Chief Operations Officer of Equal Energy Ltd.
Scott Smalling Oklahoma, USA	40	Senior Vice President and Chief Financial Officer since July 2013	Senior Vice President and Chief Financial Officer of Equal Energy Ltd.
Mark Rupert Oklahoma, USA	62	Vice President Operations since January 2008	Vice President Operations of Equal Energy Ltd.
Richard Dixon Oklahoma, USA	62	Vice President Land since May 2009	Vice President Land of Equal Energy Ltd.
Wendell Chapman(5) Alberta, Canada	57	Former Senior Vice President and Chief Financial Officer	Former Senior Vice President and Chief Financial Officer of Equal Energy Ltd.
Michael Doyle(3) (4) Alberta, Canada	67	Chairman since May 13, 2013 and Director since December 31, 2007	Chief Executive and a principal of CanPetro International Ltd., a private company active since 1993 in oil and gas production and other investments within Canada and internationally.
Lee Musgrove Canaan (1) (2) Michigan, USA	56	Director since May 13, 2013	Founding partner and portfolio manager of a private investment management firm.

Name and Place of Residence	Age	Offices Held and Time as Director	Principal Occupation
Michael Coffman(1) (3) Oklahoma, USA	61	Director since May 13, 2013	President, Chief Executive Officer and a Director of Panhandle Oil and Gas Inc.
Victor Dusik (1) (3) British Columbia, Canada	64	Director since February 15, 2008	Managing Director of Imro Capital Corp., a corporate finance consultancy.
Kyle Travis(2) (4) Oklahoma, USA	57	Director since May 13, 2013	President of Patriot Resources, LLC.
Robert Wilkinson (2) (4) Alberta, Canada	67	Director since May 12, 2011	Independent business man since 2005.

(1)	Member of the Audit Committee.
(2)	Member of the Reserves & HSE Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Governance and Nominating Committee.
(5)	Mr. Chapman left the company in July 2013.

Don Klapko, Mr. Klapko joined the board of a predecessor to Equal in June 2008, at which time he was appointed President and CEO. A resident of Calgary, Alberta, Mr. Klapko has more than 35 years of oil and gas industry experience with the last 15 years directly involved at the executive management level. Before joining Equal, he was President and a director of Trigger Resources Ltd., a private exploration and production company, and also was the Vice President of Operations at Rio Alto Exploration Ltd. Earlier, Mr. Klapko worked in various technical and supervisory positions in oil and gas facilities, mechanical and operations functions. Mr. Klapko holds a Mechanical Engineering Technology Diploma from Kelsey Institute in Saskatchewan (1977).

John Chimahusky, Mr. Chimahusky is a petroleum geologist with over 35 years of domestic and international oil and gas industry experience. Most recently, he was President of Kirkpatrick Oil Company, Inc., a private exploration and production company based in Oklahoma City which has assets primarily in the Mid-Continent and Permian Basin. Prior to that Mr. Chimahusky had a 25-year career with ConocoPhillips and its predecessor, Phillips Petroleum Company. He held various senior positions in Oklahoma, Texas and Norway, culminating as Exploration Manager, Former Soviet Union. He holds a Bachelor of Science degree in Environmental Geology from the University of Mississippi and a Master’s degree in Geology from Memphis State University. Mr. Chimahusky joined Enterra in December 2007, prior to the trust’s conversion to Equal Energy Ltd. and has been an officer of Equal since December 2007.

Scott Smalling, Mr. Smalling holds the Chartered Financial Analyst (CFA) designation and has more than 14 years of oil and gas experience. Prior to joining Equal Energy in February, 2013, Mr. Smalling held various roles at Devon Energy Corporation, gaining experience in the areas of investor relations, corporate finance and treasury. Most recently, Mr. Smalling held the position of Treasury Manager. Mr. Smalling graduated from Oklahoma State University with a B.S. in Finance.

Mark Rupert, Mr. Rupert is a Professional Petroleum Engineer with over 35 years of oil and gas industry experience, most recently as Operations Manager of Ward Petroleum Corporation, a private exploration and production company based in Oklahoma with assets in the Anadarko and Arkoma basins. Mr. Rupert has also held various managerial and technical positions specializing in drilling and operating activities in Oklahoma, Texas and Louisiana. Mr. Rupert has a Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma. He joined Enterra in January 2008, approximately 30 months prior to the conversion to Equal Energy.

Richard Dixon, Mr. Dixon is a Petroleum Landman with over 32 years of diverse land management experience in both public and independently owned exploration and production companies. Since 1990 Mr. Dixon held the position of Vice President of Land for Cheyenne Petroleum Company, a private exploration and production company located in Oklahoma with production in numerous states and Canadian provinces, both onshore and offshore. Mr. Dixon received a Bachelor’s Degree in Business Administration from the University of Central Oklahoma. He joined Enterra in May 2009.

Michael Doyle, Mr. Doyle joined Equal’s Board in December 2007. He is a Certified Corporate Director (ICD.D) and a Registered Professional Geophysicist (P. Geoph.) with more than 40 years of wide-ranging global experience in finding, developing and producing hydrocarbons. He is actively involved in Capital Markets and Financings, and has extensive knowledge of Financings and Corporate Structures, across a range of business types, but especially in oil and gas. Mr. Doyle is a principal of privately held CanPetro International Ltd. and its affiliates, and is the Chairman and a founding shareholder of Madison Petrogas Ltd., an international exploration and production company with operations in Egypt and Cameroon. In his executive role with Madison, Michael has conducted business negotiations in a variety of countries in the Middle East region, including Algeria, Tunisia and the United Arab Emirates. He was previously a principal and Chief Executive Officer of Petrel Robertson Ltd. where he was responsible for providing technical and financial advice to clients in Canada and numerous other parts of the world. He has served as a director of a number of companies, principally in the petroleum sector. He is a Board Member for the Latin American Research Centre at the University of Calgary and also sits as a member of the University’s Regional Advisory Council for Mexico. Mr. Doyle holds a Bachelor of Science (Math and Physics) from the University of Victoria where he has served as a member of the Cooperative Education Advisory Council.

Lee Musgrove Canaan, Ms. Canaan has over 34 years of professional experience in both oil and gas operations, capital markets, and investment management. Ms. Canaan has worked for three major oil companies, one of the ten largest mutual fund companies, and is currently the founding partner and portfolio manager of a private investment management firm. She began her career working as a petroleum geophysicist with Amoco in Houston. Post-MBA, Ms. Canaan was a money manager and corporate finance professional at ARCO’s Corporate Treasury in Los Angeles before joining AIM Management in Houston. At AIM, she was a member of a small investment team managing $4 billion in high yield bonds. Currently Ms. Canaan manages a “special situations” investment fund and has served on the executive team of a private equity firm in Bloomfield Hills, Michigan. In 2009, the US Department of Energy recognized Ms. Canaan as a Geothermal Energy and Financial Valuation Expert, for the purpose of reviewing public and private sector loans, grants, and awards. In the past, Ms. Canaan has served as a director of two publicly-traded companies. Ms. Canaan has a B.S. in Geological Sciences from the University of Southern California, M.S. in Geophysics from the University of Texas at Austin, M.B.A. in Finance from the Wharton School at the University of Pennsylvania, and holds the Chartered Financial Analyst (CFA) designation. In the past, she was a member of the American Association of Petroleum Geologists and the Society of Exploration Geophysicists.

Michael Coffman, Mr. Coffman is President, Chief Executive Officer and a Director of Panhandle Oil and Gas Inc. Panhandle is listed on the New York Stock Exchange and trades under the symbol PHX. He has been employed by Panhandle since 1990 serving as Treasurer, Chief Financial Officer, Co-President and since 2007 President and CEO. Mr. Coffman graduated from Oklahoma State University in 1975 with a bachelors’ degree in business administration, and worked in public accounting for three years before becoming involved with companies in the oil and gas industry. Mr. Coffman is a member of the Associates of the Spears School of Business at Oklahoma State University, a member of the Independent Petroleum Association of America and the Oklahoma Independent Petroleum Association. He is an advisory board member of The Bank of Oklahoma – Oklahoma City and in January 2013 was appointed to serve a three-year term on the Board of Directors of the Oklahoma City Branch of the Federal Reserve Bank of Kansas City.

Victor Dusik, Mr. Dusik joined Equal`s Board in February 2008. Mr. Dusik is a Chartered Accountant (CA), Chartered Business Valuator (CBV) and a Certified Corporate Director (ICD.D) with extensive experience in the areas of corporate finance, acquisitions and divestitures, valuations, risk management and public reporting and compliance. He is Managing Director of Imro Capital Corp., a Corporate Finance Consultancy based in Vancouver, British Columbia. Previously, he was Chief Financial Officer of Run of River Power Inc., a publicly traded developer of renewable energy, Vice President Finance and Chief Financial Officer with Maxim Power Corp., a publicly traded international power developer, and Chief Executive Officer of Monarch Capital Limited, a private equity firm. He spent more than 30 years in various progressive positions, including senior partner and Calgary office managing partner, with Ernst & Young LLP providing public accounting and consultancy services to a wide variety of companies and industry sectors, including oil and gas. He served as a director of Taylor NGL Limited Partnership as well as several other companies. Mr. Dusik holds a Master of Business Administration from the Richard Ivey School of Business, Western University. Mr. Dusik is Chairman of the Audit, Compensation and Special Committees and was previously a member of the Governance and Nominating Committee.

Kyle Travis, Mr. Travis is a Petroleum Engineer with 34 years of diversified experience in the oil and gas industry. He has a proven record of effectively building oil and gas companies from infancy to significance. Kyle has spent a large percentage of his career in Oklahoma and is very familiar with the plays in Oklahoma and surrounding states. He is experienced in all phases of petroleum engineering including economic evaluations, reservoir, drilling, completion, and production engineering. His management experience includes both companies that have grown via drilling prospects and others through acquisitions. In addition to being President of Patriot Resources, LLC, Kyle currently teaches international and domestic completion and operations classes for Petroskills throughout the world. Mr. Travis recently joined BancFirst of Tulsa as a VP of Commercial Lending with a focus on the Energy Business. Mr. Travis has a B.S. degree in Petroleum Engineering from the University of Oklahoma. He currently serves as the Chair of the Reserves and HSE Committee and serves on the Governance Committee.

Robert Wilkinson, Mr. Wilkinson joined Equal`s Board in May 2011. Mr. Wilkinson retired as a Principal and Director with Peters & Co. Limited, a position held from 1981 - 2005. Mr. Wilkinson was in the securities industry for over 35 years, the early years with Burns Bros., Denton and Wood Gundy. Presently a Principal with Palisade Capital Management Ltd., Mr. Wilkinson currently sits on the board of a number of private and start-up companies and sat on the board of Pure Energy Services Ltd. from January 10, 2007 until October 1, 2012, when it was acquired by FMC Technologies, Inc. Mr. Wilkinson holds a BSc from the University of Manitoba and has completed his professional certification from the Institute of Corporate Directors (ICD.D). Mr. Wilkinson is a member of the Reserves and HSE Committee and serves on the Governance Committee.

OTHER INFORMATION

Except as noted below, to the knowledge of the Company, no proposed director:

a.	is, as at the date of this Amendment, or has been within the last 10 years before the date hereof, a director or executive officer of any company (including Equal) that:

i.	while the proposed director was acting in that capacity, was the subject of a cease trade or similar order or an order that denied the relevant company access to any exemption under securities legislation, in each case for a period of more than 30 consecutive days (an “Order”); or

ii.	was subject to an Order that was issued after the proposed director ceased to be a director or executive officer and which resulted from an event that occurred while that person was acting in the capacity as director or executive office; or

iii.	while the proposed director was acting in that capacity or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or

b.	has, within the last 10 years before the date of this Amendment, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director; or

c.	has been subject to any:

i.	penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a Securities regulatory authority; or

ii.	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonably security holder in deciding whether to vote for proposed director.

Exceptions:

Michael Doyle

On February 23, 2007, Mr. Doyle became a director and took on the role of Chairman of Vanquish Energy Corp., a private Canadian oil and gas company that was in financial crisis. Shortly thereafter, he replaced the chief executive officer, and assumed that role in order to better assess and best mitigate damage to all the stakeholders of the company. After discussion and negotiation with the secured creditor, the company entered into receivership on March 27, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10 percent of our common stock to file reports regarding their beneficial ownership of our common stock. Based solely upon a review of those filings furnished to us and, written representations in the case of our directors and executive officers, we believe all reports required to be filed by Section 16(a) with the SEC were timely filed in 2013.

Code of Ethics

The Board has written policies regarding business conduct, disclosure, confidentiality, and Share trading. The Code of Business Conduct, as amended from time to time, sets out the minimum standards of behavior required by all employees, officers, directors and consultants in conducting the business affairs of the Company. It outlines how to address conflicts of interests, privacy, ethics, communication and confidentiality issues. The Code of Business Conduct is approved by the Board and directors on the Board are expected to comply. Any waivers from the Code of Business Conduct must be approved by the Board. The Company’s Trading Policy prescribes rules for insiders and employees with respect to trading in securities of the Company when there is undisclosed material information or pending material developments with respect to the Company. The Disclosure Policy within its Code of Conduct addresses the Company’s disclosure practices and procedures and outlines the principles guiding the Company in its disclosure practices and procedures. A copy of any of the aforementioned policies can be obtained without charge by contacting Equal at info@equalenergy.ca and can be found on the Company’s website at www.equalenergy.ca.

CORPORATE GOVERNANCE

The Audit Committee

The Audit Committee consists of Mr. Dusik (Chairman), Ms. Canaan and Mr. Coffman, all three being independent and unrelated directors. The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee Equal’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on Equal’s audit engagement team as required by law; reviews and approves or rejects transactions between Equal and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Equal regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review Equal’s annual Form 10-K and Form 10-Q documents, including audited financial statements, quarterly financial statements and annual and quarterly management discussion and analysis.

The Board reviews the definition of independence for Audit Committee members set forth in the NYSE listing standards and has determined that all members of Equal`s Audit Committee are independent (as independence is currently established in Section 303A.02 of the NYSE listed company manual. Additionally, each Audit Committee member has met the criteria for audit committee independence set forth in Rule 10A-3 promulgated pursuant to the Exchange Act. The Board has determined that Mr. Dusik, an independent director, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC, based on his past experience as a former Ernst and Young partner. This committee held 4 meetings in 2013.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Governance and Nominating Committee reviews the compensation of the Company’s non-employee directors on an annual basis. The Governance and Nominating Committee reviews general compensation surveys to compare Equal’s director compensation policies to generally accepted practices for publicly traded companies

During the last financial year, the annual compensation of non-employee directors was as follows, payable on a quarterly basis, in cash:

Annual Retainer – Chairman of the Board	$45,000
Annual Retainer – Audit Committee Chairman	$40,000
Annual Retainer – All Other Directors	$30,000
Board Meeting Fee – Chairman	$2,500
Board Meeting Fee – Director	$2,000
All Other Committee Meetings as Chair	$1,250
All Other Committee Meetings as Member	$1,000

The directors receive their compensation in the form of cash, as per the above fees Canadian directors are paid in CDN$ and the US Directors are paid in US$.

In 2013, long term incentive grants were not granted to the non-employee directors.

The directors who are also executives of the Company receive no remuneration for serving as directors. Directors are reimbursed for transportation and other expenses for attendance at Board and committee meetings.

The Company does not have a retirement plan for directors. There are no other arrangements under which directors were compensated in their capacity as directors by the Company or its subsidiaries during the most recently completed financial year.

The following table provides details of the compensation received by the directors of the Company during the 2013 financial year. Don Klapko, as an executive of the Company receives no remuneration for serving as a director. His compensation as President and Chief Executive Officer is disclosed under the “Summary Compensation Table” on page 16.

Director Compensation for the Year Ended December 31, 2013
Michael Doyle	$93,514
Lee Musgrove Canaan	$43,039
Michael Coffman	$41,039
Victor Dusik	$96,840
Kyle Travis	$41,539
Bob Wilkinson	$78,977
Dan Botterill*	$33,015
Peter Carpenter*	$17,231
Roger Giovanetto*	$26,868

*	stopped serving as directors on May 13, 2013

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (1) provides an overview of our compensation policies and programs; (2) explains our compensation objectives and practices with respect to our executive officers; and (3) summarizes the elements of compensation for each of the individuals identified in the following table, whom we refer to in this Compensation Discussion and Analysis as our “executive officers.” The discussion contained in this section is for the year ended December 31, 2013, as presented in the Summary Compensation Table and other tables in the sections under and following the heading “Summary Compensation” below.

Name	Position
Don Klapko	President & Chief Executive Officer
Scott Smalling	Senior Vice President Finance & Chief Financial Officer
John Chimahusky	Senior Vice President & Chief Operations Officer
Mark Rupert	Vice President, Operations
Richard Dixon	Vice President, Land

(a)	Objective of Compensation Program

Within the Company, remuneration plays an important role in attracting and retaining key members of the management team. The Company is committed to a compensation program that rewards and retains individuals of exceptional skill while encouraging those persons to put forth maximum efforts for the success of the Company and to focus management of the Company and its affiliates on operating and financial performance and long-term shareholder return.

(b)	What the Compensation Program is Designed to Reward

As illustrated in the table below, our strategy for compensating executive officers is to employ various types of compensation to achieve a multiple of varied objectives.

Compensation Element	General Objectives	Key Features

Base Salary	Provide a fixed level of cash compensation for performing day-to-day activities.	Salary levels are intended to be competitive with our peers, while aligned with individual responsibilities and performance.

Annual Bonus Awards	Reward near-term operational and financial performance.	Payments are intended to be competitive with our peers, while aligned with corporate performance and individual responsibilities and performance.

Long Term Incentives(1)	Align executives’ compensation with interests of stockholders, encourage retention and reward long-term operational and financial performance.	Annual restricted stock grants and/or stock option grants vested over three years.

Health, Welfare and Retirement Benefits	Maintain a competitive position in terms of attracting and retaining executives.	Participation in health, welfare and 401(k) plans is on the same terms for all employees.

Perquisites	Maintain a competitive position in terms of attracting and retaining executives however not intended to represent a significant role in total compensation.	Includes benefits that allow our executives to work more efficiently.

(1)	No restricted shares or stock options may be granted as the approval of unallocated entitlements was not passed by the shareholders of Equal at the May 13, 2013 annual and special meeting.

We have also entered into written employment agreement with each of our executive officers, including each named executive officer, to help ensure the retention of these individuals in a highly competitive marketplace.

In past years the Compensation Committee has retained the services of independent compensation consultants for the purpose of providing external market data and commentary on the compensation of the President and Chief Executive Officer and the other named executive officers (the “NEOs”).

With the transition of management of the company to Oklahoma City in the second quarter of 2013, the Compensation Committee retained the services of Longnecker and Associates, an independent compensation consulting firm with a mandate to review executive and director compensation and also to review the Company`s annual incentive and long term incentive programs and to identify an appropriate comparator peer group for the go forward organization.

The Longnecker and Associates report and recommendations to the Compensation Committee have been incorporated into the compensation strategy for 2013 to ensure base salary, annual incentives and long term incentives are in alignment with the market and a new comparator peer group consisting of the following 3,500 to 15,500 boe/day companies has been identified:

Abraxas Petroleum Corp

Callon Petroleum Co.

Constellation Energy Partners LLC

Contango Oil & Gas Company

Crimson Exploration Inc.

Gastar Exploration, Ltd.

GMX Resources Inc.

Matador Resources Company

PetroQuest Energy Inc.

PrimeEnergy Corp.

Saratoga Resources Inc.

Warren Resources Inc.

(c)	Elements of our Executive Compensation Program, Determination of Amounts for each Element, Rationale for Amounts of each Element

The major elements of the executive compensation program, as described in the above section b table, are base salary, annual bonus awards and long-term incentives through the granting of options and Restricted Shares (“RS”). These elements are delivered in proportion based on market survey data comparison, relative to the individual’s position. The compensation policies and guidelines for the NEOs, other than the President and Chief Executive Officer, are recommended by the President and Chief Executive Officer and the Manager, Human Resources and approved by the Compensation Committee and the Board. The compensation for the Chief Executive Officer is determined and approved directly by the board. Perquisites and personal benefits provided to senior management reflect competitive practices and particular business needs.

Base Salary

We provide our executive officers with annual base salaries to compensate them for services rendered during the year. Our philosophy is to establish base salaries that are commensurate with job responsibilities and competitive with salaries paid by our comparator group. In addition to providing compensation that is competitive with the market, the base salaries of our executive officers are intended to reflect the relative importance of each individual’s position within the Company.

The Compensation Committee reviews each executive officer’s base salary in February of each year. The Compensation Committee’s reviews consist of assessing recommendations made by the President and Chief Executive officer and the Manager, Human Resources regarding each executive officer’s salary (except for the President and Chief Executive Officer’s salary) and evaluating the recommendations in light of the market comparative information provided to the committee.

Factors the Compensation Committee considers when determining annual salary adjustments include:

•	the responsibilities of the executive officer

•	the period over which the executive officer has performed their responsibilities

•	the scope, level of expertise and experience required for the executive officer’s position

•	the strategic impact of the officer’s position; and

•	the potential future contribution and demonstrated individual performance of the officer.

In addition, salary adjustments are made based on our overall performance and competitive market conditions. Although no formulaic weighting is assigned to any one of these factors, significant emphasis is placed on current market levels and the individual’s skills, seniority and previous industry experience, which are evaluated on a case-by-case basis.

Annual Bonus Program

In addition to competitive base salaries, we historically have paid our executive officers annual cash bonuses intended to encourage and reward the attainment of our near-term strategic, operational and financial goals. The payment of annual bonuses also encourages executive officer retention as an executive officer must be employed by us on the bonus payment date in order to receive a bonus payment.

Our Compensation Committee reviews cash bonus award levels for our executive officers by assessing recommendations made by the President and Chief Executive officer and the Manager, Human Resources regarding each executive officer’s annual bonus award ( except for the President and Chief Executive Officer’s annual bonus award) and evaluating the recommendations in light of Company and executive officer performance in conjunction with predetermined annual bonus terms (described below) and the market comparative information provided to the committee by Longnecker and Associates.

The Compensation Committee evaluated the recommendations made by the President and Chief Executive officer and the Manager, Human Resources and after making any necessary adjustments to these recommendations, the members of the Compensation Committee and the Board approved the cash bonus awards for the executive officers, including the payments to our named executive officers reflected in the Summary Compensation Table on page 16 of this Amendment.

Annual Bonuses Paid to Executives

Bonuses paid and the specific amounts are included in the “Summary Compensation Table” on page 16 of this Amendment. The Company does not have a policy for the adjustment or recovery of awards upon restatement of relevant performance metrics.

2013 Annual Bonus Terms

There are two components of the annual bonus program (the “ABP”): a discretionary/ individual component at 0-50% of base salary and a corporate component at 0-150% based on achievement of predetermined business objectives, which may be adjusted during the year in consideration of changes to the business i.e. acquisitions and dispositions.

In 2013, the payment of an individual bonus was based upon the achievement of individual goals during the year. The payment of a corporate bonus was based on the following corporate objectives:

1.	Debt to cash flow < 1.0 times

2.	Production per 1,000 Common Shares of 0.208 boe/d (6,410 boe/d with 36.5 million Common Shares outstanding);

3.	Running Recycle Ratio > 1.30

4.	Operating expenses of < $7.50 per boe; and

5.	Shareholder return relative to the Company’s peer group

All of the five stated corporate objectives were achieved with the majority surpassed.

Specifically;

1.	Debt to cash flow = 0.94 times, surpassing the objective

2.	Average production was 6,448 or 0.209 per 1,000 Common shares, meeting the objective

3.	Running Recycle Ratio was 1.46, surpassing the objective;

4.	Operating expenses were $5.99 per boe, surpassing the objective

5.	Shareholder return relative to our peer group was at the 69th percentile, surpassing the objective

Based on the corporate results outlined above and their overall judgement of individual performance during the year, the Board approved a total combined individual and corporate bonus pool of 43% of total company-wide base salaries.

2013 bonus payments were made on a subjective basis in relation to the level of responsibility of the individual relative to other positions in the organization and were part of the amount set aside as the bonus pool for all employees.

Stock Option Plan and Restricted and Performance Share Plan

Management believes that the grant of stock options (‘Stock Options”) pursuant to Equal’s stock option plan and restricted shares (“RSs”) and/or performance shares (“PSs”) pursuant to Equal’s restricted share and performance share plan (‘RSPS Plan”), as long-term incentives, serves to align the interests of executives and Stockholders.

Executive Long-term Incentive Grants

Grants of long term incentives for the NEO’s are based on executive officer performance and market comparative information provided to the Compensation Committee. In addition, the committee considers the cost of such equity awards, the potential impact on dilution and the relative value in relation to the other components of the executive compensation program.

In 2013 the NEO’s were granted RS’s and Stock Options in the amounts indicated on page 18 of this Amendment.

A total of five executives and 23 employees are eligible to participate in these plans. The Compensation Committee and the Board have determined that grant awards will be made annually or as necessary in order to ensure the Company rewards the NEO’s and employees of the Company in alignment with the market. As of May 13th, 2013 the Company can no longer grant long-term incentives in the form of RS’s, PS’s or Stock Options as the approval of unallocated entitlements did not pass at the annual and special meeting held May 13, 2013.

Initially, the Company planned to use Stock Options as its main long term incentive plan, however due to the limited number of Common Shares that were available for security-based employee compensation, the Company decided in mid-2010 to use a combination of Stock Options and RS’s in order to deliver long term incentives to its employees.

With this strategy in mind, a combination of Stock Options, RS’s and PS’s were granted from time to time to senior executives (including the NEOs) and employees pursuant to the Stock Option Plan and the Restricted Share and Performance Share Plan (“RSPS Plan”) in order to sustain a commitment to long-term profitability and maximize shareholder value, subject to approval of unallocated entitlements by Equal’s shareholders.

Initially, Stock Options and/or RS’s granted to NEOs and other employees, pursuant to the Stock Option Plan and/or the RSPS Plan will generally be exercisable as follows: (i) for the first 1/3 of the Stock Options and/or RS’s granted, vesting on the first anniversary of the eligible participant’s hire date (ii) for the next 1/3 of the Stock Options and/or RS’s granted, vesting on the second anniversary of the eligible participant’s hire date and (iii) for the remaining 1/3 of the Stock Options and/or RS’s granted, vesting on the third anniversary of the eligible participant’s hire date. Thereafter, as part of the compensation program, on an annual basis Stock Options and/or RS’s may be granted to the existing NEOs and other employees pursuant to the Stock Option Plan and the RSPS Plan.

The key features of the Stock Option Plan include, without limitation:

1. Eligible participants under the Stock Option Plan are employees, directors, officers, consultants of Equal and its subsidiaries, including those employees, directors, officers and consultants who have signed a written agreement to join Equal Energy or a subsidiary of Equal within 30 days of the written agreement.

2. The maximum number of Common Shares that may be issued under the Stock Option Plan, when combined with all of the other security-based compensation arrangements of Equal, will not exceed 10% of the issued and outstanding Common Shares from time to time calculated on an undiluted basis.

3. Upon exercise, cancellation or expiration of any Stock Options, the Common Shares subject to such Stock Options shall be available for other Stock Options to be granted from time to time.

4. The aggregate number of Common Shares reserved for issuance at any time, or which may be issued within any one-year period, to insiders of Equal Energy under the Stock Option Plan or any other security-based compensation arrangement of the Company is limited to 10% of the aggregate number of outstanding Common Shares on an undiluted basis. The aggregate number of Stock Options which may be issued to any one insider and such insider’s associates under the Stock Option Plan and any other security-based compensation arrangement of the Company within any one-year period, is limited to 5% of the issued and outstanding Common Shares on an undiluted basis.

5. The exercise price of each Stock Option is equal to the prevailing market price of the Common Shares at the time of the grant. The “market price” is determined as the closing price of the Common Shares on the Toronto Stock Exchange (the “TSX”) on the last trading day immediately preceding the date of the grant or in such other manner as is required or allowed by the rules and policies of the TSX.

6. The Board shall provide for the grant, vesting and exercise of Stock Options on such terms (which may vary between Stock Options) as it shall determine. Generally one-third of the Stock Options issuable under a particular grant, will vest on each of the first, second and third anniversary of the date the Stock Options were granted, however, if a particular grant agreement specifies that the Common Shares issuable under the Stock Options will be issued upon specific date(s), such Common Shares will be issuable on such specified date(s).

7. Upon the closing or completion of a change of control (as defined in the Stock Option Plan), the vesting of Stock Options shall be accelerated in full, and in the event of a potential change of control, the Board has the power to accelerate the date at which the Stock Options become exercisable.

8. In the event that the expiry date of a Stock Option falls within a “black-out period” imposed by Equal the expiry date of such Stock Option shall be ten business days from the date such “black-out period” ends. In the event that the expiry date of a Stock Option falls within five business days immediately after a “black-out period” ends, the ten business day extension of the Stock Option shall be reduced by the number of days between the original expiry date and the date the “black-out period” ends.

9. The Board may offer a “cashless exercise” programme through a licensed investment dealer from time to time.

10. Each Stock Option, unless earlier terminated, expires at the date determined by the Board at the time of the grant of such Stock Option. Notwithstanding, this provision the exercise period of the Stock Option will not exceed 10 years.

11. The Stock Option Plan contains standard anti-dilution provisions in respect of Common Shares issued on exercise of Stock Options.

12. In the case of termination of employment of a participant in the Stock Option Plan by reason of death, such participant’s legal personal representatives have one year after the date of death to exercise any vested Stock Options, unless a shorter time is specifically set out in the participant’s Stock Option agreement. In the case of termination of employment of a participant in the Stock Option Plan for any reason other than death, such participant has 30 days following the date of notice of termination of employment to exercise any vested Stock Options, with the exception that in the event of termination of a participant for cause, all Stock Options held by such participant that have not been exercised shall be terminated immediately. In no event shall any Stock Option be exercisable after its expiration date.

13. Stock Options cannot be transferred or assigned and are exercisable only by the participant to whom the Stock Option was granted other than by reason of termination of employment by death or to the extent, if any, permitted by the TSX.

14. Any modification to the Stock Option Plan or to any granted but not exercised Stock Options shall be made in accordance with the rules and policies of the TSX and is subject to any required approval.

15. The Board may amend, suspend or terminate the Stock Option Plan, or any portion of the Stock Option Plan or any option, at any time, and may do so without Stockholder approval, subject to those provisions of applicable law, including without limitation, amendments of a “housekeeping” nature, amendments necessary to comply with the provisions of applicable law, amendments to the vesting provisions of Stock Options, amendments to the termination provisions which do not entail an extension beyond the original expiry date, the addition of any form of financial assistance to participants in the Stock Option Plan and any other amendment not requiring Stockholder approval under applicable law.

The key features of the RSPS Plan include, without limitation:

1. Eligible participants under the RSPS Plan include directors, officers, employees and consultants to the Company and its affiliates.

2. The maximum number of Common Shares that may be issued under the RSPS Plan, when combined with all of the other security-based compensation arrangements of Equal, will not exceed 10% of the issued and outstanding Common Shares from time to time calculated on an undiluted basis.

3. Upon the conversion of any RS’s or PS’s, the Common Shares subject to such incentives shall be available for other incentives to be granted from time to time.

4. The aggregate number of Common Shares reserved for issuance at any time, or which may be issued within any one-year period, to insiders of Equal under the RSPS Plan or any other security-based compensation arrangement of Equal is limited to 10% of the aggregate number of issued and outstanding Common Shares on an undiluted basis. The aggregate number of Common Shares reserved for issuance at any time to a particular participant in the RSPS Plan may not exceed 5% of the outstanding Common Shares calculated on an undiluted basis. The issuance of Common Shares to any one insider and such insider’s associates pursuant to the Equal’s long term incentive plan and other security based compensation arrangements within a one year period may not exceed 5% of the outstanding Common Shares calculated on an undiluted basis. The aggregate number of Common Shares reserved for issuance at any time to a director of Equal Energy who is not an officer or employee of Equal Energy or an affiliate of Equal Energy is 1% of the issued and outstanding Common Shares calculated on an undiluted basis.

5. Generally one-third of the Common Shares issuable under a RS grant, will vest on each of the first, second and third anniversary of the date the RS’s were granted, however, if a particular grant agreement specifies that the Shares issuable under the RS grant will be issued upon specific date(s), such Shares will be issuable on such specified date(s).

6. Grants of PS’s are subject to peer group comparisons over a two year period. In order for any Shares to be issued under PS’s, the Company’s total stockholder return compared against the peer group must rank better than the 25th percentile. The payout multiplier for PS’s is based on percentile rank of Equal’s total stockholder return against the peer group; if the percentile rank is less than 25 the payout multiplier is zero; if the percentile rank is between 25 and 75 the payout multiplier is calculated by subtracting one from the product of (i) 0.04 and (ii) the percentile rank; and if the percentile rank is greater than 75 the payout multiplier will be two.

7. In the case of termination of employment of a RSPS Plan participant (other than by reason of disability, retirement or death) all incentives shall be cancelled as of the date of notice of termination. In the case of retirement or disability the issue date for all Shares issuable under any outstanding incentive grant agreement will be the date such participant ceases to be a service provider as a result of the participant’s disability or retirement. In the case of a participant’s death the issue date for all Shares issuable under any outstanding incentives will be the date of the participant’s death and the number of Shares issued will be pro-rated based on the participant’s service up to the date of death.

8. Upon the closing or completion of a change of control (as defined in the RSPS Plan), the vesting of RS’s and PS’s shall be accelerated in full.

9. The RSPS Plan contains standard anti-dilution provisions in respect of Common Shares issued on the vesting of RS’s and PS’s.

10. Incentives granted under the RSPS Plan are not transferable or assignable other than in the case of a participant’s death to the participant’s personal legal representative.

11. The Board may amend, suspend or terminate the RSPS Plan, or any portion of the RSPS Plan and may do so without Stockholder approval, subject to those provisions of applicable law, including without limitation, amendments of a “housekeeping” nature, amendments necessary to comply with the provisions of applicable law, amendments to the vesting provisions of Rs’s or PS’s, amendments to the termination provisions which do not entail an extension beyond the original expiry date, the addition of any form of financial assistance to participants in the RSPS Plan and any other amendment not requiring Stockholder approval under applicable law.

The 2013 annual long term incentive grants were approved by the Board on March 7, 2013. These grants were in respect of the financial year ended December 31, 2013. In 2013, the Company granted to its senior executives a total of 404,210 RS’s, representing 1.1% of the aggregate number of Shares outstanding on an undiluted basis as at December 31, 2013. As at December 31, 2013, there was a total of 288,745 Stock Options outstanding, representing 0.8% of the aggregate number of Shares outstanding on an undiluted basis. Also, as at December 31, 2013, there were a total of 980,950 RS’s outstanding representing 2.7% of the aggregate number of Common Shares on an undiluted basis. There were no PS’s outstanding at December 31, 2013.

Other Benefits

We also provide our executive officers the following forms of compensation:

Health and Welfare Benefits

Our executive officers are eligible to participate in medical, dental, vision, disability and life insurance to meet their health and welfare needs. These benefits are provided to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all of our employees.

Safe Harbor 401(k) Plan and Stock Savings Plan

For its U.S. employees, the Company has a Safe Harbor 401(k) Plan. Each year employees can contribute a maximum of $16,500 plus an additional $5,500 for employees over the age of 50.

The Company contributes 3% of the employee’s base salaries to the Safe Harbor 401(k) Plan and also contributes up to 3% of the employee`s base salary which is used to purchase Common Shares for the employees under the optional Stock Savings Plan.

Stock Savings Plan

For all of its Canadian employees, the Company has an optional stock savings plan (the “Stock Savings Plan”) whereby the Canadian employees including the NEOs can contribute up to 9% of their base salaries through payroll deduction and the Company will match their contribution. The employee’s contributions may be invested in a list of eligible funds or directed to the purchase of Shares and the Company’s matching contribution is used to purchase Shares. Contributions are deposited with external administrators and Common Shares are purchased on a monthly basis. Employees can direct the contributions to a Registered Retirement Savings Plan (up to the annual maximum limit) or a non-registered savings account, or a combination of these two. Funds in the accounts can also be withdrawn or transferred to another financial institution. The Company pays the administrative costs associated with the Stock Savings Plan including up to one transfer or withdrawal per employee per year.

Perquisites

We believe that the total mix of compensation and benefits provided to our executive officers is competitive and, generally, perquisites should not play a large role in our executive officers’ total compensation. As a result, the perquisites we provide to our executive officers are limited.

Under the terms of each NEO’s executive contract we provide parking for one vehicle at or near the Company’s offices, reimbursement for professional dues and fees reasonably incurred for professional development seminars and conferences.

Summary Compensation Table: The following table sets forth the annual compensation, including total compensation, for the financial years ended December 31, 2011, 2012 and 2013 for each NEO.

Name & Principal Position	Year	Salary ($)	Share- based awards ($) (3)	Option- based awards ($) (4)	Non-equity incentive plan compensation ($)		Pension value ($)	Other Comp ($) (6)	All other Comp ($)		Total Comp ($)
					Annual Incentive Plans (5)	Long Term Incen- tive Plans
Don Klapko President and Chief Executive Officer(1)	2013 2012 2011	339,850 350,285 428,428	509,772 728,749 1,328,701	— — 459,221	242,750 150,122 151,713	— — —	— — —	— — —	37,514 36,668 41,484	(7)	1,129,886 1,265,824 2,409,547
Scott Smalling Senior VP Finance & Chief Financial Officer	2013	194,882	230,673	22,158	—	—	—	—	11,456		459,169
John Chimahusky, Senior VP & COO	2013 2012 2011	247,000 240,000 230,077	213,717 131,965 200,269	— — 55,551	60,000 40,000 35,000	— — —	— — —	— — —	30,420 30,000 28,754	(8)	551,137 441,965 549,651
Mark Rupert Vice President Operations	2013 2012 2011	237,000 230,000 196,232	148,981 103,884 147,636	— 40,954	60,000 61,500 32,500	— — —	— — —	— — —	17,470 17,050 15,024		463,451 412,434 432,346
Richard Dixon Vice President Land	2013 2012 2011	227,000 220,000 200,232	142,444 99,810 145,361	— — —	55,000 51,000 32,500	— — —	— — —	— — —	13,620 13,200 12,014		438,064 384,010 390,107
Wendell Chapman Former Senior VP Finance & Chief Financial Officer(2)	2013 2012 2011	123,601 235,192 227,570	— 236,286 354,544	— 98,472	65,053 65,742	— —	— —	405,300 — —	14,555 25,527 24,680	(9)	529,535 562,058 771,008

(1)	Don Klapko’s annual salary was CDN$350,000 and has been converted to US$ at an annual exchange rate of 0.9710 for 2013, 1.0008 for 2012 and 1.0114 for 2011.
(2)	Wendell Chapman’s annual salary was CDN$119,680 and has been converted to US$ at an annual exchange rate of 0.9710 for 2013, 1.0008 for 2012 and 1.0114 for 2011. Mr. Chapman left the company July 2013.
(3)	The value is calculated using the following formula: number of RS’s granted times the market value of the Common Shares, being their closing price of the Common Shares on the TSX on the date prior to the date of grant.
(4)	Stock Options granted under the Stock Option Plan. In determining the fair value of Stock Option awards, the Black-Scholes model, an established methodology, was used, with the following hypothesis: Risk rate: 1.93%; Estimated hold period prior to exercise: 4.0 years; Expected volatility: 50%.
(5)	Annual incentives consist of the amounts earned under the Annual Bonus Program. These amounts were earned based on the executives meeting their individual performance objectives throughout the year (see “Annual Bonus Program” on page 10 of this Amendment).

(6)	Amounts relate to termination benefits.
(7)	Includes $29,616 in savings plan match in 2013 (as further discussed on page 21).
(8)	Includes $15,600 in vehicle allowance.
(9)	Includes $10,771 in savings plan match in 2013 (as further discussed on page 21).

Executive Officers Employment Agreements

Don Klapko, President and Chief Executive Officer

Don Klapko entered into an employment agreement dated, June 28, 2011. He is entitled to a base salary of $329,071 per year negotiable every three years. The current board approved salary is $329,071. He has eight weeks per year vacation with the ability to carry forward two weeks. He is entitled to group health-related benefit plans. During the term he is able to participate in an annual cash bonus plan in accordance with the terms and conditions of such plan as may be amended, from time to time, by the Board or the Compensation Committee thereof. He is entitled to participate in the Company’s long-term incentive plan or other equity plan offered by the Company, and commencing in 2012 and each year thereafter, to the annual reload of long-term incentive plan grants valued at one hundred and fifty (150%) percent of salary. He is entitled to participate in the Company’s savings plan, as amended or substituted from time to time, and which currently provides that the Company shall match the Executives purchases of the Company’s shares thereunder, up to a maximum of 9% of the salary.

Scott Smalling, Senior Vice President and Chief Financial Officer

Scott Smalling entered into an employment agreement dated, February 1, 2013. He is entitled to a base salary of $190,000 per year reviewable on a periodic basis, and may, in the sole discretion of the Board, or the Compensation Committee thereof, be increased. The current board approved salary is $230,000. He has five weeks per year vacation with the ability to carry forward one week. He is entitled to group health-related benefit plans. During the term he is able to participate in an annual cash bonus plan in accordance with the terms and conditions of such plan as may be amended, from time to time, by the Board or the Compensation Committee thereof. He is entitled to participate in the Company’s long-term incentive plan or other equity plan offered by the Company at the sole discretion of the Board or any authorized subcommittee thereof. He is entitled to participate in the Company’s 401 (k) Plan and Savings Plan, as amended or substituted from time to time, and which currently provides that the Company shall match the Executives purchases of the Company’s shares thereunder, up to a maximum of 3% of the salary into the savings plan and 3% cash into the 401 (k).

John Chimahusky, Senior Vice President and Chief Operations Officer

John Chimahusky entered into an employment agreement dated, August 20, 2008. He is entitled to a base salary of $230,000 per year reviewable on a periodic basis, and may, in the sole discretion of the Board, or the Compensation Committee thereof, be increased. The current board approved salary is $247,000. He has five weeks per year vacation with the ability to carry forward one week. He is entitled to group health-related benefit plans. He is entitled to a car allowance of $1,300/month. During the term he is able to participate in an annual cash bonus plan in accordance with the terms and conditions of such plan as may be amended, from time to time, by the Board or the Compensation Committee thereof. He is entitled to participate in the Company’s long-term incentive plan or other equity plan offered by the Company at the sole discretion of the Board or any authorized subcommittee thereof. He is entitled to participate in the Company’s 401 (k) Plan and Savings Plan, as amended or substituted from time to time, and which currently provides that the Company shall match the Executives purchases of the Company’s shares thereunder, up to a maximum of 3% of the salary into the savings plan and 3% cash into the 401 (k).

Mark Rupert, Petroleum Engineer, Vice President Operations

Mark Rupert entered into an employment agreement dated, September 2, 2008. He is entitled to a base salary of $190,000 per year reviewable on a periodic basis, and may, in the sole discretion of the Board, or the Compensation Committee thereof, be increased. The current board approved salary is $237,000. He has five weeks per year vacation with the ability to carry forward one week. He is entitled to group health-related benefit plans. During the term he is able to participate in an annual cash bonus plan in accordance with the terms and conditions of such plan as may be amended, from time to time, by the Board or the Compensation Committee thereof. He is entitled to participate in the Company’s long-term incentive plan or other equity plan offered by the Company at the sole discretion of the Board or any authorized subcommittee thereof. He is entitled to participate in the Company’s 401 (k) Plan and Savings Plan, as amended or substituted from time to time, and which currently provides that the Company shall match the Executives purchases of the Company’s shares thereunder, up to a maximum of 3% of the salary into the savings plan and 3% cash into the 401 (k).

Richard Dixon, Vice President, Land

Richard Dixon entered into an employment agreement dated, March 7, 2011. He is entitled to a base salary of $200,000 per year reviewable on a periodic basis, and may, in the sole discretion of the Board, or the Compensation Committee thereof, be increased. The current board approved salary is $227,000. He has five weeks per year vacation with the ability to carry forward one week. He is entitled to group health-related benefit plans. During the term he is able to participate in an annual cash bonus plan in accordance with the terms and conditions of such plan as may be amended, from time to time, by the Board or the Compensation Committee thereof. He is entitled to participate in the Company’s long-term incentive plan or other equity plan offered by the Company at the sole discretion of the Board or any authorized subcommittee thereof. He is entitled to participate in the Company’s 401 (k) Plan and Savings Plan, as amended or substituted from time to time, and which currently provides that the Company shall match the Executives purchases of the Company’s shares thereunder, up to a maximum of 3% of the salary into the savings plan and 3% cash into the 401 (k).

Outstanding Share-based and Option-based Incentive Plan Awards

The following table indicates for each of the NEOs all awards outstanding at the end of the 2013 financial year.

	Option/Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)	Market or payout value of share- based awards that have not vested ($)		Market or payout value of vested share-based awards not paid out or distributed ($)
				(1)	(2)
Don Klapko, President & Chief Executive Officer	150,000	7.26	Jan 10, 2015	352,980	1,878,401	(4)	—
Scott Smalling Senior VP Finance & Chief Financial Officer	34,500	3.00	Feb 4, 2017	89,260	475,001	(5)
John Chimahusky, Senior Vice President & Chief Operating Officer	9,000 18,145	4.66 7.26	Sept 30, 2014 Jan 10, 2015	118,629	631,289	(6)	—
Mark Rupert Vice President Operations	5,000 13,377	4.66 7.26	Sept 30, 2014 Jan 10, 2015	85,684	455,972	(7)
Richard Dixon Vice President Land	5,000 13,170	4.66 7.26	Sept 30, 2014 Jan 10, 2015	82,697	440,080	(8)
Wendell Chapman(3) Former Senior VP Finance & Chief Financial Officer							—

1.	RS’s granted under the RSPS Plan.
2.	The market or payout value of the RS awards that have not vested is the number of RS’s times the closing price of the Common Shares on December 31, 2013 on the TSX ($5.66) converted to US$ using an average annual exchange rate of 0.9402.
3.	Wendell Chapman left the company July, 2013
4.	Vests in the value of $571,183 on Jan 10, 2014, $1,015,449 on Jan 10, 2015 and $291,771 on Jan 10, 2016.
5.	Vests in the value of $158,337 on Feb 4, 2014, $158,332 on Feb 4, 2015 and $158,332 on Feb 4, 2016.
6.	Vests in the value of $179,579 on Jan 10, 2014, $284,252 on Jan 10, 2015 and $167,458 on Jan 10, 2016.
7.	Vests in the value of $152,501 on Jan 10, 2014, $204,617 on Jan 10, 2015 and $98,854 on Jan 10, 2016.
8.	Vests in the value of $149,355 on Jan 10, 2014, $196,113 on Jan 10, 2015 and $94,612 on Jan 10, 2016.

OPTION EXERCISES AND STOCK VESTED IN 2013

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Don Klapko, President & Chief Executive Officer	—	—	50,000	141,500
Scott Smalling Senior Vice President Finance & Chief Financial Officer	—	—	—	—
Wendell Chapman, Former Senior Vice President Finance & Chief Financial Officer	—	—	114,118	450,298
John Chimahusky, Senior Vice President & Chief Operating Officer	—	—	18,783	74,734
Mark Rupert, Vice President, Operations	—	—	12,948	50,228
Richard Dixon Vice President, Land	—	—	13,144	50,772

Grants of Plan-Based Awards

		Estimated Future payouts under non-equity incentive plan awards				All other stock awards:Number of shares of stock or units	All other option awards:Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
	Grant	Threshold	Target	Max	Actual
Name	Date	($)	($)	($)	($)	(#)	(#)	($/Share)
					(1)			(3)	(4)
Don Klapko, President & Chief Executive Officer	March 19,2013	—	329,071	658,142	418,390	159,090			509,772
Scott Smalling, Senior Vice President Finance & Chief Financial Officer	Feb 4,2013	—	207,000	414,000	220,000	85,000	34,500	3.00	252,831
Wendell Chapman, Former Senior Vice President Finance & Chief Financial Officer (2)		—
John Chimahusky, Senior Vice President & Chief Operating Officer	March 19,2013	—	222,300	444,600	265,000	67,744			213,717
Mark Rupert, Vice President Operations	March 19,2013	—	165,900	331,800	230,000	47,224			148,981
Richard Dixon, Vice President Land	March 19,2013	—	158,900	317,800	225,000	45,152			142,444

(1)	Annual bonus payments paid on March 17, 2014, as per the board approved annual incentive plan. Mr. Smalling’s bonus was pro-rated based on his February 1, 2013 hire date.
(2)	Mr. Chapman left the company in July, 2013.
(3)	Option base price is CDN$ converted to US$ using an average annual exchange rate of 0.9046.
(4)	Restricted Share Unit value is based on the TSX closing price on December 31, 2013 ($5.66) converted to US$ using an average annual exchange rate of 0.9710.

Pension Plan Benefits

The Company does not have a Defined Benefit or a Defined Contribution Pension Plan. The Company does have a Safe Harbor 401(k) plan for the Company’s U.S. employees and a stock savings plan.

The Company contributes 3% of the employee’s base salaries to the Safe Harbor 401(k) Plan and also contributes up to 3% of the employee’s base salary which is used to purchase Common Shares for the employees under the optional Stock Savings Plan.

	Company Contribution to 401 (k) Saving Plan	Company Contribution to Savings Plan
John Chimahusky Senior Vice President & Chief Operating Officer	7,410	7,410

Scott Smalling Senior Vice President Finance & Chief Financial Officer	5,728	5,728

Mark Rupert Vice President, Operations	7,110	7,110

Richard Dixon Vice President, Land	6,810	6,810

Stock Savings Plan

For all of its Canadian employees, the Company has an optional stock savings plan (the “Stock Savings Plan”) whereby the Canadian employees including the NEOs can contribute up to 9% of their base salaries through payroll deduction and the Company will match their contribution. The employee’s contributions may be invested in a list of eligible funds or directed to the purchase of Shares and the Company’s matching contribution is used to purchase Shares. Contributions are deposited with external administrators and Common Shares are purchased on a monthly basis. Employees can direct the contributions to a Registered Retirement Savings Plan (up to the annual maximum limit) or a non-registered savings account, or a combination of these two. Funds in the accounts can also be withdrawn or transferred to another financial institution. The Company pays the administrative costs associated with the Stock Savings Plan including up to one transfer or withdrawal per employee per year.

The following table indicates the value accumulated under the Stock Savings Plan for each of the Canadian NEOs during the 2013 financial year:

Name	Accumulated Value at Start of Year ($) (1)	Compensatory ($) (2)	Non-compensatory ($) (3)	Accumulated Value at Year-end ($) (4)
Don Klapko, President & Chief Executive Officer (5)	241,773	30,587	30,587	28,292

Wendell Chapman Former Senior Vice President Finance & Chief Financial Officer (6)	54,942	11,124	11,124	Nil

(1)	The accumulated value at the start of the year is based on the number of Common Shares of the Company held in the Stock Savings Plan multiplied by the closing price of the Shares on the TSX on January 2, 2013 ($3.00) converted to US$ using an exchange rate of 0.9710.
(2)	The compensatory amount is the Company’s contribution to the Stock Savings Plan.
(3)	The non-compensatory amount is the NEOs contribution to the Stock Savings Plan.
(4)	The accumulated value at the end of the year is based on the amounts invested in eligible funds plus the number of Shares held in the Stock Savings Plan multiplied by the closing price at December 31, 2013 ($5.66) converted to US$ using an exchange rate of 0.9710.
(5)	Don Klapko transferred shares from the saving plan during the year.
(6)	Wendell Chapman left the company July 2013.

PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

All of our current executive officers have entered into employment agreements with Equal, pursuant to which, in the event of a change of control of Equal, change of control benefits including severance and other payments may become payable to the executive officers. The change of control provisions in each current executive officer’s employment contract and the provisions that apply in the case of termination without cause, are summarized below.

The amounts that may become payable to our executive officers under the terms described below are summarized in the Termination and Change in Control Payments Tables beginning on page 25 of this Amendment.

Don Klapko, President and Chief Executive Officer

In the event of a change of control, Equal may terminate the employment contract with Mr. Klapko, or if Equal does not terminate the employment contract, Mr. Klapko may terminate the employment contract at any time within 60 days of the change of control. In either of these cases, or if Equal terminates Mr. Klapko’s employment for any other reason other than Just Cause, Mr. Klapko will be entitled to the following amounts:

•	all accrued salary;

•	all accrued vacation pay and out-of-pocket expenses;

•	accrued annual cash bonus to the date of termination of employment, which shall be the greater of: (i) 10% of annual salary, pro-rated for the number of days that Mr. Klapko was employed in the year, and (ii) the forward looking bonus percentage of annual salary pro-rated for the number of days Mr. Klapko was employed in the year where “forward-looking bonus percentage” is the estimated bonus percentage for Mr. Klapko for the year established in the first quarter of such year pursuant to the annual cash bonus plan of Equal;

•	an amount equal to 24 months’ salary; and

•	an amount equal to the actual cost that would have been incurred by Equal in maintaining group health and other benefits for Mr. Klapko for 24 months following the change of control.

Prior to receiving the payments above, and in consideration thereof, the executive agrees to execute a full and final release in favour of the Company, in a form satisfactory to the parties, and unless otherwise agreed by the Company, a resignation of all positions.

Pursuant to Mr. Klapko’s employment contract, Mr. Klapko is entitled to receive an annual reload of the long-term incentive plan valued at 150% of Mr. Klapko’s salary (which grant amount in 2014 will equal CDN$525,000). As no additional Restricted Shares may be granted pursuant to the RSPS Plan, allowance has been made for this amount to be granted to Mr. Klapko by Equal in cash with a three-year vesting period.

Scott Smalling, Senior Vice President and Chief Financial Officer

In the event of a change of control, Equal may terminate the employment contract with Mr. Smalling, or if Equal does not terminate the employment contract, Mr. Smalling may terminate the employment contract at any time within 60 days of the change of control. In either of these cases, or if Equal terminates Mr. Smalling’s employment for any other reason other than Just Cause, Mr. Smalling will be entitled to the following amounts:

•	all accrued salary;

•	all accrued vacation pay and out-of-pocket expenses;

•

accrued annual cash bonus to the date of termination of employment, which shall be the greater of (i) 10% of annual salary, pro-rated for the number of days that Mr. Smalling was employed in the year and (ii) the forward looking bonus percentage of annual salary pro-rated for the number of days Mr. Smalling was employed in the year where “forward-looking bonus percentage” is the estimated bonus percentage for Mr. Smalling for the year established in the first quarter of such year pursuant to the annual cash bonus plan of Equal;

•	an amount equal to 18 months’ salary; and

•	an amount equal to the actual cost that would have been incurred by Equal in maintaining group health benefits for Mr. Smalling for 18 months following the change of control.

Prior to receiving the payments above, and in consideration thereof, the executive agrees to execute a full and final release in favour of the Company, in a form satisfactory to the parties, and unless otherwise agreed by the Company, a resignation of all positions.

John Chimahusky, Senior Vice President and Chief Operations Officer

In the event of a change of control, Equal may terminate the employment contract with Mr. Chimahusky, or if Equal does not terminate the employment contract, Mr. Chimahusky may terminate the employment contract within six months of the change of control by giving three months’ notice. In either of these cases, or if Equal terminates Mr. Chimahusky’s employment for any other reason other than Just Cause, Mr. Chimahusky will be entitled to the following amounts:

•	all accrued salary;

•	all accrued vacation pay and out-of-pocket expenses;

•	accrued annual cash bonus to the date of termination of employment;

•	an amount equal to 18 months’ salary; and

•	an amount equal to the actual cost that would have been incurred by Equal in maintaining group health benefits for Mr. Chimahusky for 18 months following the change of control.

Prior to receiving the payments above, and in consideration thereof, the executive agrees to execute a full and final release in favour of the Company, in a form satisfactory to the parties, and unless otherwise agreed by the Company, a resignation of all positions.

Mark Rupert, Petroleum Engineer, Vice President Operations

In the event of a change of control, Equal may terminate the employment contract with Mr. Rupert, or if Equal does not terminate the employment contract, Mr. Rupert may terminate the employment contract within six months of the change of control by giving three months’ notice. In either of these cases, or if Equal terminates Mr. Rupert’s employment for any other reason other than Just Cause, Mr. Rupert will be entitled to the following amounts:

•	all accrued salary;

•	all accrued vacation pay and out-of-pocket expenses;

•	accrued annual cash bonus to the date of termination of employment;

•	an amount equal to 12 months’ salary; and

•	an amount equal to the actual cost that would have been incurred by Equal in maintaining group health benefits for Mr. Rupert for 12 months following the change of control.

Prior to receiving the payments above and in consideration thereof, the executive agrees to execute a full and final release in favour of the Company, in a form satisfactory to the parties, and unless otherwise agreed by the Company, a resignation of all positions.

Richard Dixon, Vice President, Land

In the event of a change of control, Equal may terminate the employment contract with Mr. Dixon, or if Equal does not terminate the employment contract, Mr. Dixon may terminate the employment contract within six months of the change of control by giving three months’ notice. In either of these cases, or if Equal terminates Mr. Dixon’s employment for any other reason other than Just Cause, Mr. Dixon will be entitled to the following amounts:

•	all accrued salary;

•	all accrued vacation pay and out-of-pocket expenses;

•	accrued annual cash bonus to the date of termination of employment;

•	an amount equal to 12 months’ salary; and

•	an amount equal to the cost that could be incurred by Mr. Dixon for benefits that may be available pursuant to the Consolidated Omnibus Budget Reconciliation Act for a period of up to 12 months, to the extent that Mr. Dixon is eligible and signed up for such benefits.

Prior to receiving the payments above, and in consideration thereof, the executive agrees to execute a full and final release in favour of the Company, in a form satisfactory to the parties, and unless otherwise agreed by the Company, a resignation of all positions.

Termination and Change in Control Payments Table

Name(1)	Cash (USD$)(2)		Equity (USD$)(3)		Pension/ NQDC (USD$)	Perquisites/ Benefits (USD$)(4)	Tax Reimburse -ment (USD$)	Other (USD$)	Total (USD$)

Don Klapko President, Chief Executive Officer and Director	1,184,656	(5)	1,878,401	(10)	N/A	150,308	N/A	N/A	3,213,365

John Chimahusky Senior Vice President and Chief Operations Officer	395,200	(6)	639,751	(11)	N/A	2,042	N/A	N/A	1,036,994

Scott Smalling Senior Vice President and Chief Financial Officer	368,000	(7)	496,654	(12)	N/A	14,580	N/A	N/A	879,234

Mark Rupert Vice President, Operations	260,700	(8)	460,673	(13)	N/A	17,280	N/A	N/A	738,653

Richard Dixon Vice President, Land	249,700	(9)	444,777	(14)	N/A	12,420	N/A	N/A	706,897

Note:

(1)	For the purposes of calculating amounts related to ownership of Stock Options in the table above, amounts in Canadian dollars were converted into U.S. dollars based on the Bank of Canada noon rate on December 31, 2013.
(2)	Represents the estimated value of cash severance payments including any amounts in lieu of bonuses and cash amounts in lieu of RS grants, as applicable, upon termination of employment following a change of control. The terms of these payments to our executive officers are summarized in the section of this Amendment entitled “Payments on Termination or Change of Control” beginning on page 22.
(3)	Represents the total consideration to be received in connection with ownership of RSs and Stock Options
(4)	Represents amounts to be received in lieu of benefits on termination or change of control.
(5)	Severance payments are based on a double trigger provision whereby the employee will receive severance if terminated by Equal or if the employee terminates his employment within 60 days of a change of control. Includes a USD$493,607 cash amount in lieu of a grant of RSs, which Mr. Klapko is entitled to receive each year pursuant to his employment contract valued at 150% of Mr. Klapko’s salary. As no additional RSs may be granted pursuant to the RSPS Plan, allowance has been made for this amount to be granted to Mr. Klapko by Equal in cash with a three-year vesting period.
(6)	Severance payments are based on a double trigger provision whereby the employee will receive severance if terminated by Equal following a change of control or if the employee terminates his employment within 6 months of a change in control by giving three months’ notice.
(7)	Severance payments are based on a double trigger provision whereby the employee will receive severance if terminated by Equal or if the employee terminates his employment within 60 days of a change of control.
(8)	Severance payments are based on a double trigger provision whereby the employee will receive severance if terminated by Equal following a change of control or if the employee terminates his employment within 6 months of a change in control by giving three months’ notice.
(9)	Severance payments are based on a double trigger provision whereby the employee will receive severance if terminated by equal following a change of control or if the employee terminates his employment within 6 months of a change of control by giving three months’ notice.
(10)	Represents payments of nil on account of vested Stock Options, payments of nil on account of unvested Stock Options and payments of USD$1,878,401 on account of RSs.
(11)	Represents payments of USD$8,462 on account of vested Stock Options, payments of nil on account of unvested Stock Options and payments of USD$631,289 on account of RSs.
(12)	Represents payments of $7,677 on account of vested Stock Options, payments of USD$15,353 on account of unvested Stock Options and payments of USD$473,624 on account of RSs.
(13)	Represents payments of USD$4,701 on account of vested Stock Options, payments of nil on account of unvested Stock Options and payments of USD$455,972 on account of RSs.
(14)	Represents payments of USD$4,701 on account of vested Stock Options, payments of nil on account of unvested Stock Options and payments of USD$440,076 on account of RSs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the compensation discussion and analysis set forth above required by Item 402(b) of Regulation S-K with management. Based on such review and discussion with management, the Compensation Committee has recommended that the compensation discussion and analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Submitted by the following members of the Compensation Committee of the Board of Directors:

Michael Doyle

Victor Dusik

Michael Coffman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee has at any time been an officer or employee of Equal. No member of the Board or of the Compensation Committee served as an executive officer of another entity that had one or more of Equal’s executive officers serving as a member of that entity’s board or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 1, 2014, by each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; our named executive officers; our directors; and all of our executive officers and directors as a group.

Name of Beneficial Owner (1)	Address	Common Shares Controlled or Beneficially Owned		Percentage Ownership
Don Klapko President, Chief Executive Officer and Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	436,128	(2)	1.2%
John Chimahusky Senior Vice President and Chief Operations Officer	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	71,693		0.2%
Scott Smalling Senior Vice President and Chief Financial Officer	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	39,013		0.1%
Mark Rupert Vice President, Operations	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	30,764		*
Richard Dixon Vice President, Land	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	57,407		0.2%
Wendell Chapman Former Senior Vice President Finance & Chief Financial Officer	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	Nil		Nil
Michael Doyle Director, Chairman	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	64,600	(3)	0.2%
Victor Dusik Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	2,925		*
Robert Wilkinson Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	130,200	(4)	0.4%
Kyle Travis Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	3,000		*
Lee Musgrove Canaan Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	6,622	(5)	*
Michael Coffman Director	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	3,600		*
All directors and executive officers as a group (12 persons)	4801 Gaillardia Pkwy, Suite 325 Oklahoma City, OK	845,952		2.4%

*	Less than 0.1 percent

Notes:

(1)	Beneficial ownership is determined in accordance with the rules and regulations of the SEC, and includes general voting power and/or investment power with respect to securities. The number of Common Shares beneficially owned by a person includes Common Shares underlying Stock Options and RSs all of which are exercisable or convertible within 60 days of April 1, 2014.
(2)	Includes 12,500 Common Shares in the name of Maureen Klapko, the spouse of Mr. Klapko.
(3)	Includes 4,100 Common Shares registered in the name of Anna May Doyle, the spouse of Mr. Doyle and 42,000 Common Shares registered in the name of CanPetro International Ltd., a company wholly owned by Mr. Doyle and Ms. Doyle.
(4)	Includes 25,000 Common Shares registered in the name of Farmers Implement Company Limited, a company wholly owned by Mr. Wilkinson, 40,000 Common Shares registered to an RRSP account in the name of Robert Wilkinson, 25,200 Common Shares registered to a spousal RRSP account in the name of Ms. Terri Illingworth and 15,000 Common Shares registered in the name of the Wilkinson Family Trust of which Mr. Wilkinson is the trustee.
(5)	Lee Musgrove Canaan’s shares are beneficially owned as manager of the Canaan Family Trusts

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information related to the Company’s equity compensation plans for the financial year ended December 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,269,695	$4.35	0
Equity Compensation plans not approved by security holders	N/A	N/A	0
Total	1,269,695	$4.35	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Directors and Executive Officers

In 2013, there were no transactions required to be disclosed pursuant to Item 404 of Regulation S-K in which the Company (or a subsidiary) was a participant and in which a director or executive officer of the Company, any nominee for director, any immediate family member of a director or executive officer or any nominee for director, and any person or group who was a security holder known to the Company to be a beneficial owner of more than five percent of any class of the Company’s voting securities or any immediate family member of any such security holder or group had a direct or indirect material interest.

Although our Board of Directors reviews and approves all related party transactions, the Company does not currently have any formal policies with respect thereto. Our Board of Directors will consider adopting such formal policies in the future.

Independence of Directors; Corporate Governance Guidelines

The Company’s Corporate Governance Guidelines require that a majority of our directors meet the independence standards of the New York Stock Exchange listing requirements and applicable SEC rules. Under these criteria, the Board has determined that each of Messrs. Canaan, Coffman, Doyle, Dusik, Travis and Wilkinson meet these standards for independence and are independent of management. All members of the Audit Committee, Compensation Committee, and Governance and Nominating are independent pursuant to the applicable standards.

Our Corporate Governance Guidelines are publicly available on our website at www.equalenergy.ca under the tab “About Us”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed by KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012.

	2013(1)	2012(2)
Audit Fees	$643,000	$484,600
Audit-Related Fees	$7,500	Nil
Tax Fees	$39,100	$56,800
Other Fees	Nil	Nil

Total	$689,600	$541,400

(1)	2013 KPMG – Calgary audit fees for tax compliance, planning and advice were converted to US dollars at 0.971:1.00.
(2)	2012 KPMG – Calgary audit fees for tax compliance, planning and advice were converted to US dollars at 1.00:1.00.

PRE-APPROVAL POLICIES AND PROCEDURES

Before Equal engages an independent registered public accountant to render audit services, any engagement covering audit or non-audit services by the auditors is approved by Equal’s Audit Committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee. This policy requires that the Audit Committee consider, prior to pre-approving any non-audit services, multiple factors taken as a whole, including whether the services are prohibited pursuant to SEC rules, whether the auditors are best positioned to provide the services, and the percentage of total services the non-audit services will comprise. Requests for non-audit services will be made in writing to Equal’s independent auditor specifying the services requested and the reasons for the request, and the chairperson of the Audit Committee will be copied on the communication. Equal’s independent auditor must respond to Equal’s request with a description of the services, the fees that it will charge, and a request for pre-approval of the services plus pre-approval of 10% over the amount. The chairperson of the Audit Committee will then make a determination based on all of the relevant factors, and if approved report back to the Audit Committee at the next Audit Committee meeting for ratification.

The Audit Committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)	8-K12B/A	001-34759	3.1	2010-06-01

2.2	Plan of Arrangement with Petroflow Energy Corporation	8-K	001-34759	2.1	2013-12-10

3.2	Bylaws	8-K12B/A	001-34759	3.2	2010-06-01

3.3	Amendments to Bylaws; Change in Fiscal Year	8-K	001-34759	3.1	2013-01-25

10	Equal Energy Ltd. Stock Option Plan	S-8	333-167236	10.1	2010-06-01

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)	S-8	333-167236	10.2	2010-06-01

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certification – Chief Executive Officer					*

32.2	Section 906 Certification – Chief Financial Officer					*

99.1	Report of Haas Petroleum Engineering Service, Inc.	10-K	001-34759	99.1	2014-03-17

101.INS**	XBRL Instance Document	10-K	001-34759	101.INS	2014-03-17

101.SCH**	XBRL Taxonomy Extension Schema Document	10-K	001-34759	101.SCH	2014-03-17

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34759	101.CAL	2014-03-17

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34759	101.DEF	2014-03-17

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34759	101.LAB	2014-03-17

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34759	101.PRE	2014-03-17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUAL ENERGY LTD.

By:	/s/ Don Klapko
Don Klapko
President and Chief Executive Officer

April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Don Klapko	President, Chief Executive Officer and Director	April 29, 2014
Don Klapko

/s/ Michael Doyle	Chairman of the Board and Director	April 29, 2014
Michael Doyle

/s/ Scott Smalling	Senior Vice President, Finance and Chief Financial Officer	April 29, 2014
Scott Smalling

/s/ Lee Canaan	Director	April 29, 2014
Lee Canaan

/s/ Michael Coffman	Director	April 29, 2014
Michael Coffman

/s/ Victor Dusik	Director	April 29, 2014
Victor Dusik

/s/ Paul Kyle Travis	Director	April 29, 2014
Paul Kyle Travis

/s/ Robert Wilkinson	Director	April 29, 2014
Robert Wilkinson

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

2.1	Notification that a class of securities of successor issuer is deemed to be registered pursuant to section 12(b), item 8.01 Plan of Arrangement where Enterra Energy Trust unitholders exchange units for shares of Equal Energy Ltd. The Arrangement was effected pursuant to Section 193 of the Business Corporation Act (Alberta)	8-K12B/A	001-34759	3.1	2010-06-01

2.2	Plan of Arrangement with Petroflow Energy Corporation	8-K	001-34759	2.1	2013-12-10

3.2	Bylaws	8-K12B/A	001-34759	3.2	2010-06-01

3.3	Amendments to Bylaws; Change in Fiscal Year	8-K	001-34759	3.1	2013-01-25

10	Equal Energy Ltd. Stock Option Plan	S-8	333-167236	10.1	2010-06-01

10	Equal Energy Ltd. Restricted Share and Performance Share Incentive Plan (2010)	S-8	333-167236	10.2	2010-06-01

31.1	Section 302 Certification – Chief Executive Officer					*

31.2	Section 302 Certification – Chief Financial Officer					*

32.1	Section 906 Certification – Chief Executive Officer					*

32.2	Section 906 Certification – Chief Financial Officer					*

99.1	Report of Haas Petroleum Engineering Service, Inc.	10-K	001-34759	99.1	2014-03-17

101.INS**	XBRL Instance Document	10-K	001-34759	101.INS	2014-03-17

101.SCH**	XBRL Taxonomy Extension Schema Document	10-K	001-34759	101.SCH	2014-03-17

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34759	101.CAL	2014-03-17

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34759	101.DEF	2014-03-17

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34759	101.LAB	2014-03-17

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34759	101.PRE	2014-03-17

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.