Form 10-Q
period 2014-06-30
EQUAL ENERGY LTD.
filed 2014-08-07
CIK 1492832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, prior to being acquired by Petroflow Energy Corporation, there were 36,775,467 shares of our common stock, par value $0.01, outstanding. As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further discussion.

EQUAL ENERGY LTD.

EQUAL ENERGY LTD.

GLOSSARY

Oil and Natural Gas Liquids		Natural Gas

NGLs	natural gas liquids	mcf	thousand cubic feet of natural gas
bbls	barrels	MMcf	million cubic feet of natural gas
Mbbl	thousand barrels	Bcf	Billion cubic feet of natural gas
MMbbl	millions of barrels of oil	mcf/d	thousand cubic feet of natural gas per day
bbls/d	barrels per day	MMcf/d	million cubic feet of natural gas per day
		mmbtu	millions of British Thermal Units

Oil Equivalents (6 mcf:1 boe)

boe	barrels of oil equivalent
Mboe	thousands of barrels of oil equivalent
MMboe	millions of barrels of oil equivalent
boe/d	barrels of oil equivalent per day
Mboe/d	thousands of barrels of oil equivalent per day

In this Form 10-Q, all currency amounts are in United States dollars unless otherwise indicated. References to “CAD $” refer to Canadian dollars.

EQUAL ENERGY LTD.

CONSOLIDATED BALANCE SHEETS

(unaudited) ( in thousands)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$25,583	$15,631
Accounts receivable, net	12,715	13,581
Prepaid expenses, deposits and other	488	1,051

Total current assets	38,786	30,263

Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $252 million and $243 million, respectively	160,565	162,061
Unproved	4,364	4,014

Total oil and natural gas properties	164,929	166,075
Other capital assets, net of accumulated depreciation of $0.9 million and $0.8 million, respectively	437	152

Total property, plant and equipment, net	165,366	166,227

Other assets	772	989
Deferred income tax asset	27,575	30,906

Total assets	$232,499	$228,385

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$13,253	$17,134
Asset retirement obligation	290	278
Commodity contracts	1,094	341

Total current liabilities	14,637	17,753

Convertible debentures	42,174	42,309
Asset retirement obligation	4,526	4,362

Total liabilities	61,337	64,424

Shareholders’ Equity
Common shares, $0.01 par value unlimited authorized shares, and 36,095,117 and 35,806,337 shares issued and outstanding, respectively	361	358
Additional paid-in capital	231,119	230,574
Accumulated other comprehensive loss	(102,102)	(102,102)
Retained earnings	41,784	35,131

Total shareholders’ equity	171,162	163,961

Total liabilities and shareholders’ equity	$232,499	$228,385

See accompanying notes to the unaudited consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME

(unaudited) (in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
NGL, natural gas and oil revenues	$20,061	$14,748	$42,207	$29,553
(Loss) gain on commodity contracts	(510)	3,491	(2,572)	220

Total revenues	19,551	18,239	39,635	29,773

Expenses
Production	4,205	3,529	8,266	6,984
Production taxes	683	923	1,436	1,849
General and administrative including share-based compensation	3,242	3,857	6,554	7,010
Interest expense	865	926	1,744	1,875
Depletion and depreciation	4,663	4,160	9,181	9,027
Amortization of deferred charges	111	110	221	221
Accretion of asset retirement obligation	95	99	190	200
Gain on sale of assets	0	(90)	(23)	(118)
Foreign exchange loss (gain)	1,444	(1,510)	(83)	(2,480)

	15,308	12,004	27,486	24,568

Income from continuing operations before taxes	4,243	6,235	12,149	5,205

Taxes
Current tax benefit (expense)	52	0	(11)	0
Deferred tax expense	(1,575)	(1,450)	(3,331)	(650)

Income from continuing operations	2,720	4,785	8,807	4,555

Discontinued operations:
Income (loss) from discontinued operations	41	(39)	(287)	1,722

Net income	$2,761	4,746	$8,520	$6,277
Other comprehensive income
Foreign currency translation adjustment	0	0	0	61

Comprehensive income	$2,761	$4,746	$8,520	$6,338

Earnings per share information:
Basic earnings per share from continuing operations	$0.08	$0.13	$0.24	$0.13
Basic earnings (loss) per share from discontinued operations	$0.00	$0.00	$(0.01)	$0.05

Basic earnings per share	$0.08	$0.13	$0.23	$0.18
Diluted earnings per share from continuing operations	$0.07	$0.13	$0.23	$0.12
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.00	$(0.01)	$0.05

Diluted earnings per share	$0.07	$0.13	$0.22	$0.17

See accompanying notes to the unaudited consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(unaudited) ( in thousands)	Shares	Amount
Balances at December 31, 2013	35,806	$358	$230,574	$35,131	$(102,102)	$163,961
Issue of common shares under restricted share plan	277	3	(3)	—	—	—
Share-based compensation	—	—	486	—	—	486
Cash Dividends	—	—	—	(1,805)	—	(1,805)
Stock Dividends	12	—	62	(62)	—	—
Income and comprehensive income for the period	—	—	—	8,520	—	8,520

Balances at June 30, 2014	36,095	$361	$231,119	$41,784	$(102,102)	$171,162

See accompanying notes to the unaudited consolidated financial statements.

EQUAL ENERGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(unaudited) (in thousands)	2014	2013
Operating Activities
Net income	$8,520	$6,277
Net (income) loss from discontinued operations	287	(1,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	9,181	9,027
Accretion of asset retirement obligation	190	200
Share-based compensation	486	1,122
Amortization of deferred charges	221	221
Commodity derivative fair value losses (gains)	2,572	(220)
Cash (payments) receipts from settled derivatives	(1,819)	95
Gain on sale of assets	(23)	(118)
Deferred tax expense	3,331	650
Cash payment for asset retirement obligation	(36)	—
Unrealized foreign exchange gain	(83)	(2,480)
Change in assets and liabilities:
Accounts receivable	866	1,041
Prepaid expenses and other current assets	563	247
Accounts payable and accrued liabilities	(1,883)	3,961

Net cash provided by operating activities – continuing operations	22,373	18,301
Net cash used in operating activities – discontinued operations	(287)	(2,756)

Net cash provided by operating activities	22,086	15,545

Investing Activities
Property, plant and equipment additions	(10,352)	(14,790)
Proceeds on sale of property, plant and equipment	23	146

Net cash used in investing activities	(10,329)	(14,644)

Financing Activities
Dividends	(1,805)	(3,559)

Net cash used in financing activities	(1,805)	(3,559)

Change in cash and cash equivalents	9,952	(2,658)
Cash and cash equivalents, beginning of period	15,631	23,086

Cash and cash equivalents, end of period	$25,583	$20,428

Supplementary Cash Flow Information
Interest paid	$1,373	$1,494
Income tax paid	—	—

See accompanying notes to the unaudited consolidated financial statements.

EQUAL ENERGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Prior to its acquisition by Petroflow Energy Corporation on July 31, 2014, Equal Energy Ltd. (“Equal” or the “Company”) was a publicly listed company whose common shares trade on both the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”) under the symbol EQU. As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information. Equal is engaged in the exploration, development and production of Natural Gas Liquids (“NGLs”), natural gas and oil in the United States and conducts many of its activities jointly with others. These consolidated financial statements reflect only the Company’s proportionate interest in such activities. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014.

As required by Rule 3b-4(c) of the United States Securities Exchange Act of 1934, as amended, and Rule 405 of the United States Securities Act of 1933, as amended, Equal has adopted generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial reporting.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in Equal’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2014, and the Company’s results of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013.

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

RECENT ACCOUNTING STANDARDS

As of January 1, 2017, Equal will be required to adopt Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” under Topic 606, which was the result of a joint project by the FASB and International Accounting Standards Board. The new standard replaces Topic 605, “Revenue Recognition”, and other industry-specific guidance in the Accounting Standards Codification. The new standard is based on the principle that revenue is recognized on the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The standard can be applied using either the full retrospective approach or a modified retrospective approach at the date of adoption. Equal is currently assessing the potential impact of the standard on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. The Company does not anticipate that the adoption of this standard will have an impact on its consolidated financial statements or disclosures.

Effective January 1, 2014, Equal adopted ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” issued by the Financial Accounting Standards Board (“FASB”). This update requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the amended guidance, unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The updated guidance is applied prospectively, effective January 1, 2014. The adoption of this update concerns presentation and disclosure only as it relates to Equal’s consolidated financial statements and had no impact to the Company at June 30, 2014.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance for transactions that require the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity to be released. This guidance is effective for annual and interim periods beginning after December 15, 2013, and had no impact to the Company at June 30, 2014.

2.	Accounts Receivable

The components of account receivable include the following:

(in thousands)	June 30, 2014	December 31, 2013
Accounts receivable – trade	$11,910	$12,211
Accounts receivable – other	1,038	1,733
Allowance for doubtful accounts	(233)	(363)

	$12,715	$13,581

3.	Long-Term Debt

In June 2014, the Company updated its syndicated bank credit facility of CAD $125 million comprised of a CAD $105 million revolving credit facility and a CAD $20 million operating credit facility and can be drawn against in either Canadian dollars or the United States dollar equivalent. The revolving and operating credit facilities are secured with a first priority charge over the assets of Equal. The maturity date of the revolving and operating credit facilities is June 2015.

Interest rates and standby fees for the credit facilities are set quarterly according to a grid based on the ratio of bank debt to cash flow with the interest rates based on Canadian dollar BA (“Bankers Acceptance”) or U.S. dollar LIBOR rate plus 2.0% to 3.5%, depending on the ratio of bank debt to cash flow. For any unused balance of the credit facility, 0.50% to 0.88% is charged as a standby fee which is recorded in interest expense. At June 30, 2014, the marginal interest rate and standby fee were 2.0% and 0.5%, respectively.

Equal is required to maintain several financial and non-financial covenants. The primary financial covenant is an interest coverage ratio of 3:1 as calculated pursuant to the terms of the credit agreement. For the three months ended June 30, 2014, the interest coverage ratio was 11.64:1. At June 30, 2014, Equal was in compliance with the terms and covenants of the credit facilities. At June 30, 2014, no amount was borrowed against the credit facility and the entire balance of CAD $125 million was available. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which cancels the bank credit facility under the existing terms and imposed new terms under a new credit facility.

4.	Convertible Debentures

On February 9, 2011, Equal issued CAD $45 million of convertible unsecured junior subordinated debentures with a face value of CAD $1,000 per debenture that mature on March 31, 2016, and bear interest at 6.75% per annum paid semi-annually on March 31 and September 30 of each year (“Debentures”). The Debentures are convertible at the option of the holder into shares at any time prior to the maturity date. Under the terms of the indenture, the common stock dividend payment on May 28, 2014 (See Note 12) resulted in a reduction of the conversion price of each debenture from CAD $8.55 to $8.47 per share and convertible into 118.06 common shares of Equal at June 30, 2014.

At June 30, 2014, the Company had CAD $45 million (US $42.2 million) in face value of Debentures outstanding with an estimated fair value of US $42.4 million.

See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which, as part of the consideration, included a US$0.05 cash dividend payment resulting in an additional reduction of the conversion price of each debenture from CAD$8.47 to $8.39 per share and convertible into 119.19 common shares of Equal.

5.	Asset Retirement Obligation

The following table reconciles the asset retirement obligation:

(in thousands)	June 30, 2014	December 31, 2013
Balance, beginning of period	$4,640	$4,746
Liabilities added	20	140
Liabilities settled	(36)	(43)
Revision of estimated obligation	2	(614)
Accretion of expense on discounted obligation	190	411

Balance, end of period	$4,816	$4,640

Current portion of Obligation	$290	$278

6.	Share-Based Compensation

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under either of the Company’s equity plans. The Company uses the ratable method for calculating compensation expense pursuant to ASC Topic 718, and recognized share-based compensation for share options and restricted shares in General and Administrative expense for the three and six months ended June 30, 2014 and 2013.

Share Options

The Company records compensation expense for share options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. Total compensation expense recognized for stock options during the three and six months ended June 30, 2014 was $0 and $14,000, and during the three and six months ended June 30, 2013 was $147,000 and ($124,000), respectively. At June 30, 2014, there was $10,000 of unrecognized compensation expense related to share options, and that cost is expected to be recognized over a weighted-average period of 1.6 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its unaudited consolidated statement of operations. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which affects all outstanding share options as of that date.

The following table summarizes Company’s stock option activities for the six months ended June 30, 2014:

	Number of Options (000’s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Options outstanding at December 31, 2013	289	$6.57
Options granted	—	$—
Options exercised	—	$—
Options forfeited	—	$—

Options outstanding at June 30, 2014	289	$6.57	1.6	$129
Options exercisable at June 30, 2014	48	$4.21	0.8	$129

Vested and expected to vest in the future at June 30, 2014	289	$6.57	1.6	$129

Restricted Shares

Total compensation expense recognized for restricted shares during the three and six months ended June 30, 2014 was $232,000 and $472,000, and during the three and six months ended June 30, 2013 was $692,000 and $1,275,000, respectively. At June 30, 2014, there was $1.0 million of unrecognized compensation expense related to restricted shares, and that cost is expected to be recognized over a weighted-average period of 1.3 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its consolidated statements of operations. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which affects all outstanding restricted shares as of that date.

The following table summarizes Company’s non-vested restricted share activities for the quarter ended June 30, 2014:

	Number of Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	981	$3.90
Restricted shares granted	6	$3.57
Restricted shares vested and issued	(296)	$4.70
Restricted shares forfeited	(17)	$3.07

Restricted shares outstanding at June 30, 2014	674	$3.75

7.	Earnings per Share

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

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income – Continuing Operations	$2,720	$4,785	$8,807	$4,555
Net income (loss) – Discontinued Operations	41	(39)	(287)	1,722

Total Net income	$2,761	$4,746	$8,520	$6,277

Basic EPS:
Weighted-average common shares	36,098,877	35,592,904	36,080,963	35,560,373

Basic EPS – Continuing Operations	$0.08	$0.13	$0.24	$0.13

Basic EPS – Discontinued Operations	$0.00	$0.00	$(0.01)	$0.05

Basic - Combined	$0.08	$0.13	$0.23	$0.18

Net Income – Continuing Operations	$2,720	$4,785	$8,807	$4,555
Plus: Income impact of assumed conversion:
Interest on 6.75% convertible debentures	—	—	1,039	—

Income after effect of assumed conversion	$2,720	$4,785	$9,846	$4,555

Weighted-average common shares, basic	36,098,877	35,592,904	36,080,963	35,560,373
Shares issuable pursuant to restricted shares	448,462	1,197,137	477,452	974,459
Shares issuable pursuant to dividend equivalent rights	29,884	—	29,913	—
Shares issuable pursuant to stock options	19,037	6,627	19,987	4,447
Shares issuable pursuant to convertible debentures	—	—	5,312,869	—

Weighted average shares outstanding, diluted	36,596,260	36,796,668	41,921,184	36,539,279

Diluted EPS – Continuing Operations	$0.07	$0.13	$0.23	$0.12
Diluted EPS – Discontinued Operations	$0.00	$0.00	$(0.01)	$0.05

Diluted EPS – Combined	$0.07	$0.13	$0.22	$0.17

For the calculation of the weighted average number of diluted shares outstanding for the three and six months ended June 30, 2014, the restricted shares and dividend equivalent rights shares were included as they were dilutive to the calculation. For the three months ended June 30, 2014, the convertible debenture shares were excluded from the calculation as they were anti-dilutive, and for the six months ended June 30, 2014, were included as they were dilutive to the calculation. Stock options totaling 217,295 were excluded from the calculation for the three and six months ended June 30, 2014, respectively, as they were anti-dilutive because their exercise prices were higher than the average share price during the quarter.

For the calculation of the weighted average number of diluted shares outstanding for the three and six months ended June 30, 2013, the restricted shares were included as they were dilutive to the calculation, and the Debentures and all options, except for the 34,500 options granted in February 2013, were excluded from the calculation as they were anti-dilutive.

As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information.

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

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities included in the accompanying unaudited consolidated balance sheets approximated fair value at June 30, 2014, and December 31, 2013. The fair value of the Debentures is disclosed in Note 4 and is based on the trading price of the Debentures at the reporting date (Level 1). These assets and liabilities are not presented in the following tables.

The only asset or liability measured at fair value on a recurring basis is the commodity contracts. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable at the reporting date, such as exchange and other published prices, broker quotes and observable trading activity. The following tables provide fair value measurement information for commodity derivatives as of June 30, 2014 and December 31, 2013.

As of June 30, 2014
			Fair Value Measurements Using:
(in thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Commodity contracts liability	1,094	1,094	—	1,094	—

As of December 31, 2013
			Fair Value Measurements Using:
(in thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Commodity contracts liability	341	341	—	341	—

Equal’s Debentures actively trade in an established market. There were no transfers in or out of Level 1 or Level 2 measurements for the six months ended June 30, 2014, or the 12 months ended December 31, 2013. The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event triggering the transfer occurs. The Company had no Level 3 financial instruments at any time during the six months ended June 30, 2014 or 2013.

9.	Commodity Contracts

To minimize the exposure to fluctuations in crude oil and natural gas prices, Equal periodically enters into commodity contracts including fixed price swaps, which currently equal approximately 80% of Equal’s natural gas production and approximately 71% and 6% of the Company’s oil and NGL production, respectively. Such commodity contracts do not qualify for hedge accounting treatment and thus are not designated as hedging instruments. As of June 30, 2014, Equal had financial derivative contracts outstanding with four counterparties. Equal’s commodity contracts are summarized in the table below. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which cancels all crude oil and natural gas commodity contracts, as of that date.

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

The gain of $41,000 and loss of $287,000 from discontinued operations for the three and six months ended June 30, 2014, respectively, primarily relates to equipment sales and abandonment costs. Income of $1.7 million from discontinued operations for the six months ended June 30, 2013 primarily relates to post-closing adjustments.

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

On December 12, 2013, Equal shareholder Andrew Cooke filed a putative class action lawsuit in the District Court of Oklahoma County for the State of Oklahoma against Equal, its directors, Petroflow Energy Corporation and Petroflow Canada Acquisition Corp. (collectively, “Petroflow”): Cooke v. Equal Energy, et al., CJ-2013-6817. Subsequently, three additional putative class actions were also filed by shareholders in the same state court: Olsen v. Equal Energy, et al., CJ-2013-6873; Solak v. Equal Energy, et al., CJ-2013-6959; and Grinberger v. Equal Energy, et al., CJ-2013-7055. These cases alleged that in connection with the proposed Arrangement Agreement (“Arrangement”), the members of the Board breached their fiduciary duties to Equal. The complaints further claimed that Equal and Petroflow aided and abetted those alleged breaches of fiduciary duties. The complaints generally alleged that the Arrangement involves an unfair price, unfair sales process, self-dealing and unfairly preclusive deal protection devices. The plaintiffs in the action sought injunctive relief, including to enjoin the Arrangement, and an award of attorneys’ and other fees and costs. One of these four matters was voluntarily dismissed, while the other three were consolidated into one case: In re Equal Energy Shareholder Litigation, CJ-2013-6873.

Equal and its directors filed a motion to dismiss the state actions on January 23, 2014. Petroflow subsequently filed a similar motion to dismiss. Both motions are fully briefed and remain pending.

On January 14, 2014, Equal shareholder Johan Van Weelden brought a separate lawsuit in the U.S. District Court for Western District of Oklahoma against Equal, its directors and Petroflow: Van Weelden v. Equal Energy Ltd., et al., No. 14-cv-0047-C. Subsequently three putative class actions were also filed by shareholders in the same federal court: Montemarano et al. v. Equal Energy Ltd., et al., No. 14-cv-0058-C; Cooke v. Equal Energy, Ltd., et al., No. 14-CV-0087-C; Scripture v. Equal Energy Ltd., et al., No. 14-cv-0114-C. These cases allege that disclosures relevant to the proposed Arrangement Agreement with Petroflow violate Section 14(a) and 20(a) of the Securities Exchange Act, that the Equal directors breached their fiduciary duties to Equal shareholders, and that Equal and Petroflow aided and abetted those alleged breaches of fiduciary duties. On May 8, 2014, Judge Cauthron of the U.S. District Court for the Western District of Oklahoma ordered that the cases should be consolidated and appointed Cooke as lead plaintiff and Robbins Gellar Rudman & Dowd LLP as lead counsel.

Equal and its directors filed a motion to dismiss the federal actions on May 15, 2014. Petroflow subsequently filed a similar motion to dismiss. Both motions are fully briefed and remain pending.

Contemporaneous with motion to dismiss briefing, lead counsel in both the state and federal actions and counsel for defendants engaged in arm’s-length negotiations concerning the terms and conditions of a potential resolution of the state and federal actions in which Equal would disclose certain additional information to Equal’s shareholders. On June 12, 2014, Equal filed a revised Definitive Proxy with the SEC containing, among other things, the additional disclosures agreed to in connection with the parties’ agreement. On or around July 10, 2014, counsel for the parties reached an agreement in principle in the federal actions providing for the binding settlement of all claims that all shareholders might have regarding the actions of Equal or its Board while considering or entering into the Petroflow Arrangement Agreement, and while making any disclosures to the marketplace. In exchange Equal agreed to include additional disclosures in its proxy materials, and entered into a memorandum of understanding setting forth the material terms of the settlement. The parties are in the process of drafting the settlement agreement, which will then be submitted to the federal court for review during a final approval hearing.

12.	Cash Dividends

On May 1, 2014, the Petroflow Arrangement Agreement was amended (the “Amendment,” see Item 2 Arrangement to Sell all Issued and Outstanding Shares of the Company) which permitted Equal to declare and pay on or after May 1, 2014, and prior to the effective date of the Arrangement, a cash dividend of $0.05 per common share, and to declare and pay to its common shareholders who were entitled to receive Arrangement consideration upon completion of the Arrangement a cash dividend of $0.05 cents per common share (the “Arrangement Dividend”). A cash dividend of $1.8 million was paid on May 28, 2014.

Pursuant to the November 27, 2012 announcement of a $0.20 per share annual dividend payable at the end of each calendar quarter of 2013, a $0.05 per share cash dividend was paid during the first two quarters of the 2013 totaling $3.6 million for the six months ended June 30, 2013.

13.	Subsequent Events

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2014, through the issuance of the financial statements.

On December 6, 2013, the Company, Petroflow Energy Corporation, a Delaware corporation (“Petroflow”), and Petroflow Canada Acquisition Corp., an Alberta, Canada corporation and wholly-owned subsidiary of Petroflow (“PetroflowSub”), entered into an Arrangement Agreement, pursuant to which Petroflow agreed to acquire, indirectly through PetroflowSub, all of the outstanding common shares of Equal for $5.43 per share in cash, without interest (the “Arrangement”), pursuant to which Equal would become an indirect wholly-owned subsidiary of Petroflow. The Arrangement was completed on July 31, 2014, and the following events were a result of the Arrangement:

—	Common shareholders of Equal who are entitled to receive Arrangement consideration upon completion of the Arrangement are entitled to receive a cash dividend of $0.05 cents per common share (the “Arrangement Dividend”) following completion of the Arrangement. The $1.8 million cash dividend was paid on July 31, 2014.

—	Pursuant to the statutory plan of arrangement, Equal and Petroflow Sub were amalgamated with the combined entity retaining the name Equal Energy Ltd. (herein also referred to as “Equal”).

—	Pursuant to the statutory plan of arrangement, each option outstanding immediately prior to the effective time of the Arrangement (whether vested or unvested) was transferred from the holder thereof to Equal in consideration for a cash payment by Equal equal to the amount, if any, by which the Canadian equivalent of the Arrangement consideration, in respect of each option, exceeded the exercise price per share of such option (see Note 6).

—	Pursuant to the statutory plan of arrangement, at the effective time of the Arrangement, all Equal common shares issuable pursuant to Equal’s restricted share and performance share incentive plan were issued and those Equal common shares were converted into the right to receive the Arrangement consideration, less any applicable withholding taxes (see Note 6).

—	In connection with the closing of the Arrangement, pursuant to a request submitted by Equal on July 31, 2014, Equal notified the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) of the completion of the Arrangement and requested that the NYSE and TSX cease trading of Equal’s common stock and suspend the listing of the common stock prior to the opening of market on July 31, 2014, and that the NYSE file with the SEC an application on Form 25 to delist and deregister the common stock under Section 12(b) of the Exchange Act.

—	In connection with the completion of the Arrangement, Equal’s syndicated bank credit facility was cancelled (see Note 3).

—	In connection with the Arrangement, on July 31, 2014, Petroflow and Texoak Energy-Project 1C, LLC, as borrowers, entered into a new $250 million first lien credit agreement (the “First Lien Credit Agreement”) and a new $103 million second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements” and each a “Credit Agreement”).

The First Lien Credit Agreement matures on July 31, 2017. The Second Lien Credit Agreement matures on January 31, 2018. There is no scheduled amortization during the term of either Credit Agreement. Loans outstanding under the First Lien Credit Agreement may be voluntarily prepaid at the option of the borrowers, subject to any applicable premium, and, subject to the limitations set forth in the First Lien Credit Agreement and the intercreditor agreement, loans under the Second Lien Credit Agreement may be voluntarily prepaid at the option of the borrowers, subject to any applicable premium. The Credit Agreements contain customary mandatory prepayments, including as a result of asset sales and an annual free cash flow sweep.

Interest rates under the First Lien Credit Agreement are determined, to the extent paid in cash, based on the floating LIBOR rate plus 8% per annum (subject to a LIBOR floor of 1%). Interest rates under the Second Lien Credit Agreement are based on a fixed rate of 12% per annum to extent paid in cash. Each of the First Lien Credit Agreement and Second Lien Credit Agreement provides for an additional 3% of interest per annum for interest that is paid-in-kind.

All domestic subsidiaries of Petroflow, including Equal at such time as it becomes a domestic subsidiary, are required to guarantee the obligations of the borrowers under each of the First Lien Credit Agreement and Second Lien Credit Agreement. Equal is expected to be domesticated as a U.S. subsidiary within thirty days from the effective day of the Arrangement. Substantially all of the borrowers’ and the guarantors’ assets, including their respective interests in oil and gas properties, are pledged as security on a first or second lien basis, as applicable, for the First Lien Credit Agreement and Second Lien Credit Agreement.

Each of the First Lien Credit Agreement and Second Lien Credit Agreement contains customary representations and warranties, affirmative covenants, negative (including financial) covenants and events of default for financings of this type.

—	In connection with the completion of the Arrangement, Equal has defeased all of the Debentures by depositing cash, in trust with the trustee under the indenture governing the Debentures (the “Indenture”), sufficient to fully pay, satisfy and discharge all obligations under the Debentures. The completion of the Arrangement constitutes a change of control under the Indenture. As a result, pursuant to its obligations under the Indenture, Equal will be offering to repurchase Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued interest, subject to the terms and conditions set out in the Indenture (the “Change of Control Purchase Offer”). Holders that do not accept the Change of Control Purchase Offer shall be entitled to continue to receive interest on the Debentures until they are redeemed at par on March 31, 2016 in accordance with the provisions of the Indenture. The Debentures remain listed for trading on the TSX under the symbol EQU.DB.B.

Pursuant to the Indenture, following the Arrangement, each debentureholder no longer has the right to receive common shares on conversion of Debentures, but has the right to receive, in lieu of such shares, the US$5.43 in cash per share which such debentureholder would have been entitled to receive had it been the holder of such number of shares at the effective time of the Arrangement that it was entitled to acquire pursuant to its conversion right. The Debentures currently have a conversion price that is significantly greater than the Arrangement consideration.

Equal has filed an application with the Alberta and Ontario securities commissions for relief from the requirements of continuous disclosure in all provinces and territories in Canada, including its obligations under National Instrument 51-102—Continuous Disclosure Obligations. If the relief is granted, Equal will be exempt from its continuous disclosure filing obligations, but will be required (i) to provide annual alternative disclosure that will state the principal amount of Debentures that remain outstanding and (ii) upon the occurrence of a change in the affairs of Equal or the trustee under the Indenture that would reasonably be expected to have a significant effect upon the market price or value of any of the Debentures, to forthwith, upon becoming aware of such a change, issue and file a news release disclosing the nature and substance of the change.

—	In connection with the completion of the Arrangement, all of Equal’s crude oil and natural gas commodity contracts were cancelled (see Note 9).

—	Pursuant to the terms of the statutory plan of arrangement, the articles of amalgamation filed, on the effective date with the Registrar of Corporations for the Province of Alberta, were deemed to be articles of incorporation of the corporation continuing from the amalgamation, and the certificate of amalgamation issued by the Registrar of Corporations for the Province of Alberta was deemed to be the certificate of incorporation of the corporation continuing from the amalgamation. In addition, pursuant to the terms of the statutory plan of arrangement, at the effective time of the Arrangement, the bylaws of Equal were deemed to be the same as the bylaws of Petroflow Sub.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information discussed in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, changes in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

—	risks and uncertainties associated with the intended offer to repurchase convertible debentures;

—	risks associated with drilling oil and natural gas wells;

—	the volatility of oil and natural gas prices;

—	uncertainties in estimating oil and natural gas reserves;

—	the need to replace the oil and natural gas the Company produces;

—	the Company’s ability to execute its growth strategy by drilling wells as planned;

—	risks and liabilities associated with acquired properties and risks related to the integration of acquired businesses;

—	amount, nature and timing of capital expenditures, including future development costs, required to develop the Company’s undeveloped areas;

—	concentration of operations in Central Oklahoma;

—	inability to retain drilling rigs and other services;

—	risk of currency fluctuations;

—	the potential adverse effect of commodity price declines on the carrying value of the Company’s oil and natural gas properties;

—	severe or unseasonable weather that may adversely affect production and drilling;

—	availability of satisfactory oil and natural gas marketing and transportation;

—	availability and terms of capital to fund capital expenditures;

—	amount and timing of proceeds of asset sales and asset monetization;

—	limitations on operations resulting from debt restrictions and financial covenants;

—	potential financial losses or earnings reductions from commodity derivatives;

—	potential elimination or limitation of tax incentives;

—	competition in the oil and natural gas industry;

—	general economic conditions, either internationally or domestically or in the areas where the Company operates;

—	inability to obtain required regulatory approvals for development activities;

—	costs to comply with current and future governmental regulation of the oil and natural gas industry, including environmental, health and safety laws and regulations, and regulations with respect to water disposal and hydraulic fracturing;

—	the need to maintain adequate internal control over financial reporting.

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

The following discussion and analysis addresses material changes in our results of operations and capital resources and uses for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, and in our financial condition and liquidity since December 31, 2013, and should be read in conjunction with “Item 1. Consolidated Financial Statements” of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

In addition, the following discussion is for our continuing operations (U.S. operations) for the three and six months ended June 30, 2014.

Overview

Equal Energy Ltd. is a Calgary, Alberta based company headquartered in Oklahoma City, Oklahoma, engaged in the exploration, acquisition, development and production of petroleum and natural gas in Oklahoma. The Company also reviews new drilling opportunities and potential acquisitions in Oklahoma to supplement its exploration and development activities.

The Company averaged approximately 7,125 and 7,049 boe/d of production for the three and six months ended June 30, 2014, respectively, which was comprised of approximately 48% natural gas, 48% NGLs and 4% crude oil. At June 30, 2014, the Company had 146 gross (120 net) producing wells, virtually all of which it operates, and approximately 85,500 gross (58,600 net) acres under lease or held by production.

On December 6, 2013, Equal, Petroflow Energy Corporation, a Delaware corporation (“Petroflow”), and Petroflow Canada Acquisition Corp., an Alberta, Canada corporation and wholly-owned subsidiary of Petroflow (“PetroflowSub”), entered into an Arrangement Agreement, pursuant to which Petroflow agreed to acquire, indirectly through PetroflowSub, all of the outstanding common shares of Equal for $5.43 per share in cash, without interest (the “Arrangement”), pursuant to which Equal would become an indirect wholly-owned subsidiary of Petroflow. The Arrangement was completed on July 31, 2014. Common shareholders of Equal who are entitled to receive Arrangement consideration upon completion of the Arrangement will also receive a cash dividend of $0.05 cents per common share (the “Arrangement Dividend”) following completion of the Arrangement.

In connection with the completion of the Arrangement, Equal entered into option cancellation agreements (“Option Agreements”) with each option holder in respect of all options.

In addition, at the effective time of the Arrangement, all Equal common shares issuable pursuant to Equal’s restricted share and performance share incentive plan were issued and those Equal common shares were converted into the right to receive the Arrangement consideration, less any applicable withholding taxes.

Petroflow has agreed that following the effective date of the Arrangement, Petroflow will satisfy or cause Equal to satisfy, all of Equal’s obligations regarding its convertible debentures, including that Petroflow will cause Equal to make an offer to purchase all of Equal’s outstanding CAD $45 million of convertible debentures within 30 days. In accordance with the terms of the indenture governing the convertible debentures, cash consideration equal to 101% of the face value, plus accrued and unpaid interest, will be offered to holders of the convertible debentures.

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

Average Hunton production for the three months ended June 30, 2014, was approximately 20.2 MMcf/d of natural gas, 3.4 Mbbl/d of NGLs and 0.3 Mbbl/d of oil and for the six months ended June 30, 2014 was approximately 20.1 MMcf/d of natural gas, 3.4 Mbbl/d of NGLs and 0.3 Mbbl/d of oil. At December 31, 2013, the reserve report attributed proved reserves of 280 Mbbl of crude oil, 66 Bcf of natural gas and 12,993 Mbbl of NGLs.

As of June 30, 2014, the Company had approximately 27,000 gross (11,000 net) undeveloped acres of land under leasehold, primarily located in Lincoln and Logan counties of Oklahoma comprising of interests in 84 sections.

Market Conditions

Prices of natural gas, NGLs, and oil that we produce can vary significantly, which impacts our revenues and cash flows. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas, West Texas Intermediate (“WTI”) prices for crude oil, and propane prices at Conway, KS for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014	2013
Propane, Conway, KS (US$ per bbl)	$43.80	$35.88
NYMEX natural gas (US$ per mcf)	$4.67	$3.88
WTI (US$ per bbl)	$103.07	$94.10

	Six months ended June 30,
	2014	2013
Propane, Conway, KS (US$ per bbl)	$55.01	$35.15
NYMEX natural gas (US$ per mcf)	$4.70	$3.63
WTI (US$ per bbl)	$100.88	$94.26

Results of Operations for the three months ended June 30, 2014, and June 30, 2013

For the three months ended June 30, 2014, Equal Energy’s production was from the Central Oklahoma properties.

The following table sets forth selected operating data for the periods indicated.

(in thousands, except for boe/d)	Three months ended Central Oklahoma
	June 30, 2014	June 30, 2013	Change	% Change
Net Production per Day:
Oil (Bbl)	323	136	187	137%
NGL (Bbl)	3,434	3,079	355	12%
Natural Gas (Mcf)	20,207	18,429	1,778	10%

Total (Boe/d)	7,125	6,287	838	13%
Net Production:
Oil (MBbl)	29	12	17	142%
NGL (MBbl)	313	280	33	12%
Natural Gas (MMcf)	1,839	1,677	162	10%

Total (MBoe)	649	572	77	13%
Net Sales:
Oil Sales	$2,938	$1,127	$1,811	161%
NGL Sales	10,484	8,249	2,235	27%
Natural Gas Sales	6,639	5,372	1,267	24%

	$20,061	$14,748	$5,313	36%
Average Sales Prices:
Oil (per Bbl)	$101.30	$90.96	$10.34	11%
NGL (per Bbl)	33.49	29.44	4.05	14%
Natural Gas (per Mcf)	3.61	3.20	0.41	13%

Per Boe	$30.93	$25.78	$5.15	20%

Operating Expenses:
Production Expenses	$4,205	$3,529	$676	19%
Production Taxes	683	923	(240)	-26%

Expenses (per Boe):
Production Expenses	$6.48	$6.17	$0.31	5%
Production Taxes	1.05	1.61	(0.56)	-35%

Net Producing Wells at Period End	120	110	10	9%

The following table sets forth selected operating data as reported for the three months ending:

	June 30, 2014	June 30, 2013	Change	% Change
Operating Expenses:
General and Administrative Expense
(Including Share Based Compensation)	$3,242	$3,857	$(615)	-16%
Interest Expense	865	926	(61)	-7%
Depletion of Oil and Gas Properties	4,641	4,117	524	13%

Costs and Expenses (per Boe):
General and Administrative Expense
(Including Share Based Compensation)	$5.00	$6.74	$(1.74)	-26%
Interest Expense	1.33	1.62	(0.29)	-18%
Depletion of Oil and Gas Properties	7.16	7.20	(0.04)	-1%

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

Oil Sales

Oil revenue was $2.9 million for the second quarter of 2014 as compared to $1.1 million for the same period last year. The $1.8 million increase was primarily a result of a 137% increase in daily production attributable to successful drilling in 2013, in addition to an 11% increase in average price, excluding commodity contracts.

Gas Sales

Gas revenue for the second quarter of 2014 was $6.6 million as compared to $5.4 million for the same period last year. The $1.2 million increase was primarily due to a 13% increase in average price, excluding commodity contracts, in addition to a 10% increase in daily production attributable to successful drilling in 2013. Price increases were largely consistent with the broad improvement of gas prices in the North American market.

NGL Sales

NGL revenue for the second quarter of 2014 was $10.5 million as compared to $8.2 million for the same period last year. The $2.3 million increase was a result of a 14% increase in average price, excluding commodity contracts, and a 12% increase in daily production. The higher realized prices were largely due to increases in NGL index prices at the Conway, KS hub. The increase in NGL production was attributable to successful drilling in 2013.

Production Expenses

Production expenses were $4.2 million for the second quarter of 2014 compared to $3.5 million for the same period last year. The $0.7 million increase was primarily attributable to the increase in daily production in the current quarter as compared to the same period last year. On a per unit-of-production basis, production expenses per boe increased from $6.17 in the second quarter of 2013 to $6.48 in the second quarter of 2014 primarily due to increased workover expenses.

Production Taxes

The company normally pays a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. Production taxes were $0.7 million for the second quarter of 2014 compared to $0.9 million for the same period last year. As a percentage of net sales, our production tax rates averaged 3.4% and 6.3% in the second quarter of 2014 and 2013, respectively. The average production tax rate for the second quarter of 2014 was lower than the same period last year due to new horizontal wells drilled in 2013 qualifying for a 48-month six percent Oklahoma production tax rate reduction. During the three months ended December 31, 2013, prior period errors were identified relating to the recording of tax rebates from the Oklahoma Tax Commission (“OTC”) for production activities in 2009, 2010 and 2011, together with the related recognition of deferred income tax assets and expenses. The final settlement with the OTC related to the prior period tax rebates resulted in a $0.4 million decrease of the estimated liability in the second quarter of 2014, which reduced second quarter 2014 production tax expense. Excluding this $0.4 million adjustment, production taxes would have been 5.2% of realized oil, NGL and natural gas sales.

Commodity Contracts

For the second quarter of 2014, Equal had a net loss on commodity contracts of $0.5 million as compared to a net gain of $3.5 million for the same period last year. The significant decrease in profit is due to higher commodity prices relative to contracted hedges. Equal made cash payments on settled derivatives of $0.7 million in the second quarter of 2014, as compared to $0.1 million for the same period last year. At June 30, 2014, all the derivative contracts were recorded at their fair value, which was a net liability of $1.1 million, an increase of $0.8 million from the $0.3 million of net liability recorded at December 31, 2013.

General and Administrative Expense

General and administrative expense was $3.2 million for the second quarter of 2014 as compared to $3.9 million for the same period last year, excluding discontinued operations. The $0.7 million decrease was due to the decrease in share-based compensation costs due primarily to 2013 forfeitures. On a per unit-of production basis, the general and administrative expense per boe was favorable at $5.00 for the second quarter of 2014 compared to $6.74 for the second quarter of 2013. This reduction in costs per boe is due to increased production and lower costs.

Depletion of Oil and Gas Properties

Depletion of oil and gas properties was $4.6 million, in the second quarter of 2014 as compared to $4.1 million for the same period last year. The $0.5 million increase in expense was attributable to increased production. On a per unit-of production basis, the depletion expense per boe was $7.16 for the second quarter of 2014 compared to $7.20 for the second quarter of 2013.

Interest Expense

Interest expense was $0.9 million for the second quarter of 2014 and for the same period last year, and is comprised of interest on the CAD $45 million, 6.75% convertible debentures and fees associated with the unused CAD $125 million credit facility.

Income Tax Provision

The provision for income tax expense was $1.5 million in the second quarter of 2014 and for the same period last year. The effective income tax rate differs from the statutory rate of 35% due to permanent differences, the change in valuation allowance, and AMT credits.

Results of Operations for the six months ended June 30, 2014, and June 30, 2013

For the six months ended June 30, 2014, Equal Energy’s production was from the Central Oklahoma properties.

The following table sets forth selected operating data for the periods indicated:

(in thousands, except for boe/d)	Six months ended Central Oklahoma
	June 30, 2014	June 30, 2013	Change	% Change
Net Production per Day:
Oil (Bbl)	282	147	135	92%
NGL (Bbl)	3,423	3,083	340	11%
Natural Gas (Mcf)	20,067	18,339	1,728	9%

Total (Boe/d)	7,049	6,286	763	12%

Net Production:
Oil (MBbl)	51	27	24	89%
NGL (MBbl)	620	558	62	11%
Natural Gas (MMcf)	3,632	3,319	313	9%

Total (MBoe)	1,276	1,139	137	12%

Net Sales:
Oil Sales	$5,028	$2,433	$2,595	107%
NGL Sales	22,961	17,391	5,570	32%
Natural Gas Sales	14,218	9,729	4,489	46%

	$42,207	$29,553	$12,654	43%

Average Sales Prices:
Oil (per Bbl)	$98.58	$91.58	$7.00	8%
NGL (per Bbl)	37.03	31.17	5.86	19%
Natural Gas (per Mcf)	3.91	2.93	0.98	34%

Per Boe	$33.07	$25.98	$7.09	27%

Operating Expenses:
Production Expenses	$8,266	$6,984	$1,282	18%
Production Taxes	1,436	1,849	(413)	-22%

Expenses (per Boe):
Production Expenses	$6.48	$6.14	$0.34	5%
Production Taxes	1.13	1.63	(0.50)	-31%

Net Producing Wells at Period End	120	110	10	9%

The following table sets forth selected operating data as reported for the six months ended:

	June 30, 2014	June 30, 2013	Change	% Change
Operating Expenses:
General and Administrative Expense
(Including Share Based Compensation)	$6,554	$7,010	$(456)	-7%
Interest Expense	1,744	1,875	(131)	-7%
Depletion of Oil and Gas Properties	9,150	8,910	240	3%

Costs and Expenses (per Boe):
General and Administrative Expense
(Including Share Based Compensation)	$5.13	$6.16	$(1.03)	-17%
Interest Expense	1.37	1.65	(0.28)	-17%
Depletion of Oil and Gas Properties	7.17	7.83	(0.66)	-8%

Oil, Natural Gas and NGL Sales:

Sales in all categories benefited from higher production, as compared to the prior year’s quarters. Equal initiated a one-rig program in January 2013 which was originally budgeted to drill 10 wells during the year. Better than anticipated efficiencies allowed the rig to drill 12 wells during the year. Nine of these wells were completed in 2013 and the final three wells were completed in January 2014. All 12 wells proved very successful, and with several being drilled in oilier parts of the play, we saw a significant jump in oil production as compared to the first half of 2013.

Oil Sales

Oil revenue was $5.0 million for the first half of 2014 as compared to $2.4 million for the same period last year. The $2.6 million increase was primarily a result of a 92% increase in daily production attributable to successful drilling in 2013, in addition to an 8% increase in average price, excluding commodity contracts.

Gas Sales

Gas revenue for the first half of 2014 was $14.2 million as compared to $9.7 million for the same period last year. The $4.5 million increase was primarily due to a 34% increase in average price, excluding commodity contracts, in addition to a 9% increase in daily production attributable to successful drilling in 2013. Price increases were largely consistent with the broad improvement of gas prices in the North American market.

NGL Sales

NGL revenue for the first half of 2014 was $23.0 million as compared to $17.4 million for the same period last year. The $5.6 million increase was a result of a 19% increase in average price, excluding commodity contracts, in addition to an 11% increase in daily production. The higher realized prices were largely due to increases in NGL index prices at the Conway, KS hub. The increase in NGL production was attributable to successful drilling in 2013.

Production Expenses

Production expenses were $8.3 million for the first half of 2014 compared to $7.0 million for the same period last year. The $1.3 million increase was due primarily to a 12% increase in daily production in the current year as compared to the same period last year. On a per unit-of-production basis, production expenses per boe increased from $6.14 in the first half of 2013 to $6.48 in the first half of 2014 primarily due to increased workover expenses.

Production Taxes

The company normally pays a base rate of 7% in production taxes based on realized oil, NGL and natural gas sales. Production taxes were $1.4 million for the first half of 2014 compared to $1.8 million for the same period last year. As a percentage of net sales, our production tax rates averaged 3.4% and 6.3% in the first half of 2014 and 2013, respectively. The average production tax rate for the first half of 2014 was lower than the same period last year due to new horizontal wells drilled in 2013 qualifying for a 48-month six percent Oklahoma production tax rate reduction. During the three months ended December 31, 2013, prior period errors were identified relating to the recording of tax rebates from the Oklahoma Tax Commission for production activities in 2009, 2010 and 2011, together with the related recognition of deferred income tax assets and expenses. The final settlement with the OTC related to the prior period tax rebates resulted in a $0.8 million decrease of the estimated liability in the first half of 2014, which reduced 2014 production tax expense. Excluding this $0.8 million adjustment, production taxes would have been 5.2% of realized oil, NGL and natural gas sales.

Commodity Contracts

For the first half of 2014, Equal had a net loss on commodity contracts of $2.6 million as compared to a net gain of $0.2 million for the same period last year. The significant decrease in profit is due to higher commodity prices relative to contracted hedges. Equal made cash payments on settled derivatives of $1.8 million in the first half of 2014, as compared to $0.1 million for the same period last year. At June 30, 2014, all the derivative contracts were recorded at their fair value, which was a net liability of $1.1 million, an increase of $0.8 million from the $0.3 million of net liability recorded at December 31, 2013.

General and Administrative Expense

General and administrative expense was $6.6 million for the first half of 2014 as compared to $7.0 million for the same period last year, excluding discontinued operations. The $0.4 million decrease was due primarily to the decrease in share-based compensation costs due to 2013 forfeitures. On a per unit-of production basis, the general and administrative expense per boe was favorable at $5.13 for the first half of 2014 compared to $6.16 for the first half of 2013. This reduction in costs per boe is due to increased production and lower costs.

Depletion of Oil and Gas Properties

Depletion of oil and gas properties was $9.2 million, in the first half of 2014 as compared to $8.9 million for the same period last year. The $0.3 million decrease in depletion expense was attributable to increased production. On a per unit-of production basis, the depletion expense per boe was $7.17 for the first half of 2014 compared to $7.83 for the same period last year.

Interest Expense

Interest expense was $1.7 million for the first half of 2014 as compared to $1.9 million for the same period last year, and is comprised of interest on the CAD $45 million, 6.75% convertible debentures and fees associated with the unused CAD $125 million credit facility.

Income Tax Provision

The provision for income tax expense was $3.3 million in the first half of 2014 as compared to $0.7 million for the same period last year. The increase in income tax expense relates primarily to increased earnings during the current period compared to the same period in the previous year. The effective income tax rate differs from the statutory rate of 35% due to permanent differences, the change in valuation allowance, and AMT credits.

LIQUIDITY & CAPITAL RESOURCES

Development activities and acquisitions may be funded internally through cash flow from operations or through external sources such as debt or the issuance of equity. The Company finances its operations and capital activities primarily with funds generated from operating activities, but also through the issuance of shares, debentures and borrowing from its credit facility. The Company believes its sources of cash, including bank debt and funds from operations, will be sufficient to fund its operations and capital expenditure program as projected for 2014. However, Equal’s ability to fund its operations will also depend upon operating performance and is subject to commodity prices and other economic conditions which may be beyond its control. Therefore, the Company will closely monitor commodity prices and adjust the 2014 capital expenditure program accordingly. The Company operates substantially all of its drilling programs and as a result, can control the pace and targets of its capital spending to react quickly to changes in cash flow to ensure ongoing financial flexibility. See Note 13, Subsequent Events, for discussion regarding the acquisition of all of the Company’s issued and outstanding common shares on July 31, 2014, which also resulted in the cancellation of the bank credit facility and unwinding of all of the company’s crude oil and natural gas commodity derivative contracts, among other significant changes.

Equal’s capital structure at June 30, 2014, was as follows:

	June 30, 2014
Capitalization (in thousands, except percentages)	Amount	%
Adjusted working capital surplus (1)	$(25,243)	-12%
Convertible debentures	42,174	20%
Shares issued, at market (2)	195,636	92%

Total capitalization	$212,568	100%

(1)	See working capital discussion below
(2)	The market price of Equal’s shares on June 30, 2014 was $5.42 per share.

Cash Flow from Operating, Investing and Financing Activities (in thousands)	Six months ended June 30,
	2014	2013
Cash provided by operating activities – continuing operations	$22,373	$18,301
Cash used in operating activities – discontinued operations	(287)	(2,756)

Cash provided by operating activities	$22,086	$15,545

Cash used in investing activities	$(10,329)	$(14,644)

Cash used in financing activities	$(1,805)	$(3,559)

The $6.5 million increase in cash provided by operating activities was primarily due to a $4.3 million increase in net income from continuing operations. The $4.3 million decrease in cash used in investing activities was primarily due to the decrease in drilling activity, as compared to the same period last year. The $1.8 million decrease in cash used in financing activities was due to cash dividends paid in each of the first two quarters of 2013, for which there was only one dividend payment during the current year.

Long-term Debt

Other than the convertible debentures described below under “Convertible Debentures,” Equal had no outstanding long-term debt at June 30, 2014. The Company’s syndicated bank credit facility is CAD $125.0 million and is comprised of a CAD $105.0 million revolving credit facility and a CAD $20.0 million operating credit facility, all of which are secured against the borrowing base of the Oklahoma assets and can be borrowed against in either Canadian dollars or the United States dollar equivalent.

As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information.

Working Capital

The adjusted working capital and net debt (debt less adjusted working capital), was $16.9 million and $29.5 million at June 30, 2014 and December 31, 2013, respectively. This increase in adjusted working capital was primarily due to cash provided by operations.

Adjusted Working Capital (in thousands)	June 30, 2014	December 31, 2013
Current assets	$(38,786)	$(30,263)
Current liabilities	14,637	17,753
Current liability related to commodity contracts	(1,094)	(341)

Adjusted working capital	(25,243)	(12,851)
Convertible debentures	42,174	42,309

Net debt (debt less adjusted working capital)	$16,931	$29,458

Convertible Debentures

As of June 30, 2014, Equal had CAD $45.0 million or US $42.2 million of 6.75% convertible debentures (EQU.DB.B) outstanding. The 6.75% convertible debentures are convertible into common shares of Equal and had a conversion price of CAD $8.47 per common share as of June 30, 2014. Each CAD $1,000 principal amount of EQU.DB.B debentures is convertible into Equal common shares. The total outstanding amount is convertible into approximately 5.3 million Equal common shares and matures on March 31, 2016.

Stockholders’ Equity

Equal’s capital structure is comprised of common shares and convertible debt. Equal also has common shares outstanding under its stock option plan and restricted share plan. The following table outlines the outstanding equity instruments:

Outstanding Equity Data (in thousands)	June 30, 2014	December 31, 2013
Shares	36,095	35,806
Share options	289	289
Restricted shares	674	981

6.75% convertible debentures (CAD$1,000 per debenture)	$42,174	$42,309

As a result of voting at the Company’s shareholders meeting in May 2013, no shares are currently available for future grants under the Company’s equity plans for its employees.

As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information.

OUTLOOK

Equal increased its capital program in mid-May and incurred incremental general and administrative costs in accordance with the Arrangement Agreement through July 31, 2014. Although Equal has pursued selective drilling during this period, we have maintained cost discipline and a strong balance sheet. We believe our sources of cash, including cash on hand, cash flow and our undrawn credit facility will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

Commitments and Contingencies

For a discussion of our commitments and contingencies, please refer to Note 11 — Contingencies under Item 1 in this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K at June 30, 2014, and December 31, 2013.

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

Equal’s most significant market risk relates to the prices it receives for its natural gas and NGL production. Oil represents only 4% of total production so volatility of oil prices has a small effect. Due to the historical price volatility of these commodities, Equal periodically has entered into natural gas and oil derivative arrangements, and expects in the future to enter into derivative arrangements, for the purpose of reducing the variability of natural gas and NGL prices Equal receives for its production. The Company’s credit facility limits its ability to enter into derivative transactions for a maximum term of 3 years and up to 65% of expected production volumes. At June 30, 2014, commodity contracts with various counterparties equaled approximately 69% of the Company’s production.

The Company uses, and may continue to use, a variety of commodity-based derivative contracts, including fixed price swaps, collars and basis swaps. At June 30, 2014, the Company’s commodity derivative contracts consisted of fixed price swaps for natural gas and fixed price swaps for oil and natural gas liquids, which are described below:

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

The following sensitivities show the result to pre-tax net income for three months ended June 30, 2014, related to commodity contracts of the respective changes in crude oil, liquids, natural gas and fixed basis differential.

	Increase (decrease) to pre-tax income
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

A default by the Company under its credit facility constitutes a default under its derivative contracts with counterparties that are lenders under the senior credit facility. The Company does not require collateral or other security from counterparties to support derivative instruments. The Company has master netting agreements with all of its derivative contract counterparties, which allows the Company to net its derivative assets and liabilities with the same counterparty. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. The Company’s loss is further limited as any amounts due from a defaulting counterparty that is a lender under the senior credit facility can be offset against amounts owed to such counterparty under the Company’s senior credit facility. As of June 30, 2014, the counterparties to the Company’s open derivative contracts consisted of three financial institutions, two of which are also lenders under the Company’s senior credit facility. The Company is not required to post additional collateral under derivative contracts.

As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information.

Interest Rate Risk

The Company is subject to interest rate risk on its long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that the Company may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes the Company to short-term interest rate fluctuations as its interest obligations on these instruments are periodically re-determined based on prevailing market interest rates, primarily the LIBOR rate. The Company had neither variable rate debt nor interest rate derivative contracts outstanding at June 30, 2014.

As further described in Note 13, Subsequent Events, on July 31, 2014, the Company was acquired by and became a wholly owned subsidiary of Petroflow Energy Corporation. See Note 13, Subsequent Events, for further information.

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

—	The Company did not maintain a sufficient complement of qualified personnel with U.S. GAAP knowledge necessary to ensure appropriate accounting for share-based compensation (including modification of awards and timely recognition of expense), calculation and recognition of changes in the asset retirement obligations and evaluation of information related to a production tax incentive program. In addition, the Company did not design and implement appropriate review controls related to recognition and measurement of share-based compensation and asset retirement obligations.

—	The Company did not design and implement appropriate controls over the completeness, existence and accuracy of accrued liabilities and accounts receivable related to its ownership interests in wells being drilled.

—	The Company did not maintain effective internal controls over information technology systems to properly restrict access to record manual journal entries, including the review and approval of manual journal entries.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than as described below, that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended June 30, 2014, we continued to take steps to remediate the material internal control weaknesses described above and previously identified in our 2013 Form 10-K including:

—	Developing or updating accounting policies, schedules and procedures related to share-based compensation, asset retirement obligations, production tax and accrued liabilities and accounts receivables related to ownership in wells being drilled.

—	Engaging additional professional accounting resources on a consulting basis to assist with the review of certain complex accounting policies and procedures.

—	Implementing internal controls over information technology systems to restrict access to manual journal entries.

Plan of Remediation of Material weaknesses

In addition to the changes in internal controls over financial reporting discussed above, management believes the following corrective actions are reasonably likely to materially improve our controls and procedures as they are designed to remediate the material weaknesses as discussed above:

—	We have enhanced the supervisory procedures that include additional levels of analysis and quality control reviews within the accounting and financial reporting functions specifically related to the areas where material weaknesses in internal control were identified for the year ended December 31, 2013.

—	We have undertaken a recruiting initiative to add two senior supervisory personnel with the responsibility for, among other things, review of all critical accounting processes.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

An investment in a company engaged in oil and gas exploration involves a high amount of risk, unknown and known, present and potential, including the risks enumerated below. An investment in our securities is speculative and subject to a number of known and unknown risks. Only those persons who can bear the risk of the entire loss of their investment should purchase our securities. An investor should carefully consider the risks described below and the other information that we file with the SEC and with Canadian securities regulators before investing in our common shares. The risks described below are not the only ones we face, as additional risks that we are not currently aware of or that we currently believe are immaterial may become important factors that affect our business. The risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other filings with the SEC and Canadian securities regulators, may have a significant effect on our business, financial condition and/or results of operations and could cause our actual results to differ materially from those projected in any forward-looking statements. See “Forward-Looking Statements” in this Form 10-Q.

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

Equal manages a variety of small and large projects in the conduct of our business. Project delays may delay expected revenues from operations. Significant project cost over-runs could make a project uneconomic. Our ability to execute projects and market oil and natural gas depends upon numerous factors beyond the Company’s control, including:

—	the availability of processing capacity;

—	the availability and proximity of pipeline capacity;

—	operational risks associated with pipelines and processing facilities;

—	the availability of storage capacity;

—	the supply of and demand for oil and natural gas;

—	the availability of alternative fuel sources;

—	the effects of inclement weather and natural disasters;

—	the availability of drilling and related equipment;

—	unexpected cost increases;

—	accidental events;

—	currency fluctuations;

—	changes in regulations;

—	the availability and productivity of skilled labor; and

—	the regulation of the oil and natural gas industry by various levels of government and governmental agencies.

—	Because of these factors, Equal might not be able to execute projects on time, on budget or at all, and may not be able to effectively market the oil and natural gas that we produce.

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

Our substantial level of indebtedness could have a material adverse effect on our financial condition.

We will have a substantial amount of indebtedness. We are expected to be domesticated as a U.S. subsidiary of Petroflow within thirty days from the effective day of the Arrangement. Concurrently with this domestication, we will become guarantors of $353 million of total indebtedness of Petroflow Energy Corporation and TexOak Energy-Project 1C, LLC under a $250 million first lien credit agreement (the “First Lien Credit Agreement”) and a $103 million second lien credit agreement (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements” and each a “Credit Agreement”). Our high level of indebtedness could have important consequences to you, including the following:

—	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

—	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

—	we may be limited in our ability to borrow additional funds;

—	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

—	we may be more vulnerable to economic downturns and adverse developments in our business.

In addition, we may incur more debt. The Credit Agreements do not completely prohibit us from incurring additional debt. Incurring such additional debt could increase the risks associated with our substantial indebtedness described above.

We expect to utilize borrowings under the Credit Agreements and other financing arrangements and cash flow from operations, if any, to pay our expenses. Our ability to pay our expenses thus depends, in part, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our borrowing capacity or future cash flows will be sufficient to allow us to pay interest on our indebtedness and meet our other obligations. If we fail to generate cash flow in the future and do not have enough liquidity to pay our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of our existing or future debt agreements, including the Credit Agreements, may restrict us from pursuing any of these alternatives.

The Credit Agreements impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

The Credit Agreements impose, and any future financing agreements that we may enter into will likely impose, significant operating and financial restrictions on us, including certain limitations on capital expenditures. These restrictions may limit our ability to finance future operations or capital needs or to engage in additional business activities or expand or pursue our existing business activities, including our ability to:

—	incur additional indebtedness;

—	create liens or other encumbrances;

—	pay dividends or make certain other payments, investments, loans and guarantees; and

—	sell or otherwise dispose of assets and merge or consolidate with another entity.

In addition, the Credit Agreements require us and our affiliates to meet certain financial ratios and financial condition tests. Events beyond our control could affect our ability to meet these financial ratios and financial condition tests. Failure to comply with these obligations could cause an event of default under the Credit Agreements. If an event of default occurs, our lenders could elect to declare all amounts outstanding under the Credit Agreements, including accrued and unpaid interest and applicable prepayment premiums, to be immediately due and payable; the lenders could foreclose upon the assets securing the Credit Agreements, which could have a material adverse effect on our business and prospects.

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

Fluctuations in foreign currency exchange rates and interest rates could adversely affect our business.

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

We may be unable to successfully compete with other companies in our industry.

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

Management has concluded that as of December 31, 2013, we had not maintained effective internal control over financial reporting. We have taken and continue to take steps to remediate the material weaknesses related to the fact that we did not maintain sufficient accounting resources with adequate training and relevant experience commensurate with our financial reporting requirements. There is also an inherent risk that we may not be able to hire qualified accounting and financial reporting personnel. While considerable actions will be undertaken to improve our internal controls in response to the material weaknesses identified, if we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. Any failure to remedy our material weaknesses or any additional errors or delays in our financial reporting, whether or not resulting from a failure to remedy our identified material weaknesses and deficiencies that resulted in the prior period financial statement revisions, could have a material adverse effect on our business and results of operations.

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

Equal is incorporated under the ABCA and the chief executive officer and one of the Company’s directors are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon the Company or upon our directors or officers who are not residents of the United States, or to realize in the United States upon judgments against the Company’s current or future non-U.S. resident executive officers or directors of United States courts predicated upon civil liabilities under United States federal or state securities laws. Furthermore, it may be difficult for investors to enforce judgments of the U.S. courts based on civil liability provisions of the U.S. federal or state securities laws in a Canadian court against the Company or any of the Company’s non-U.S. resident executive officers or directors. There is substantial doubt whether an original lawsuit could be brought successfully in Canada against any of such persons or the Company predicated solely upon such civil liabilities.

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

In general, estimates of economically recoverable oil and natural gas reserves and the future net revenue therefrom are based up a number of variable factors and assumptions, such as:

—	historical production from the properties;

—	estimated production decline rates;

—	estimated ultimate reserve recovery;

—	timing and amount and effectiveness of future capital expenditures;

—	marketability and price of oil and natural gas;

—	production tax rates;

—	the assumed effects of regulation by governmental agencies; and

—	future operating costs;

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

There may be substantially less information available about the Company as a result of the delisting of our common shares and the relief from and suspension of our continuous disclosure obligations.

At the request of the Company, the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange ceased trading of the Company’s common stock and suspend the listing of the common stock prior to the opening of market on July 31, 2014. The NYSE also filed with the Securities and Exchange Commission (the “SEC”) an application on Form 25 to delist and deregister the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company has filed an application with the Alberta and Ontario securities commissions for relief from the requirements of continuous disclosure in all provinces and territories in Canada, including its obligations under National Instrument 51-102—Continuous Disclosure Obligations. If the relief is granted, the Company will be exempt from its continuous disclosure filing obligations, but will be required (i) to provide annual alternative disclosure that will state the principal amount of its 6.75% convertible unsecured junior subordinated debentures due March 31, 2016 that remain outstanding and (ii) upon the occurrence of a change in the affairs of the Company or the trustee under the indenture governing the Debentures that would reasonably be expected to have a significant effect upon the market price or value of any of the debentures, to forthwith, upon becoming aware of such a change, issue and file a news release disclosing the nature and substance of the change.

The Company also intends to file a Form 15 with the SEC requesting the deregistration of the common stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Section 15(d) of the Exchange Act.

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

EQUAL ENERGY LTD.

August 7, 2014	By:	/s/ DON KLAPKO
Don Klapko Chief Executive Officer

August 7, 2014	By:	/s/ SCOTT SMALLING
Scott Smalling Chief Financial Officer